Form 10QSB
period 2004-07-31
DIAMOND ONE INC
filed 2004-09-20
CIK 1281108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2004

                                       or
     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                            Commission File No. None

                                DIAMOND ONE, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                        47-0892061
-----------------------------                        -----------------------
(State of incorporation)                               (I.R.S. Employer
                                                      Identification Number)


                         9648 East Arapahoe Rd., Suite A
                        Greenwood Village, Colorado 80112
                -----------------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (303)-858-1177
                  --------------------------------------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of September 15, 2004, the Company had 4,000,000 issued and outstanding shares of common stock.

                                Diamond One, Inc.

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  July 31, 2004

                                    CONTENTS




                Page


BALANCE SHEET                                                            1

STATEMENT OF OPERATIONS                                                  2

STATEMENT OF CASH FLOWS                                                  3

NOTES TO FINANCIAL STATEMENTS                                            4

                                DIAMOND ONE, INC.

                                  BALANCE SHEET
                                  July 31, 2004

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $      28,585
   Accounts receivable                                           6,604
   Inventory                                                    44,361
                                                       ----------------

Total current assets                                            79,550
                                                       ----------------

EQUIPMENT - AT COST
   Office equipment                                              2,904
   Furniture and fixtures                                       15,390
   Leasehold improvements                                        3,353
                                                       ----------------
                                                                21,647
Less accumulated depreciation                                    1,451
                                                       ----------------
                                                                20,196
OTHER ASSETS
   Deposits                                                      1,000
   Deferred offering costs                                      28,782
                                                       ----------------
                                                                29,782

TOTAL ASSETS                                              $    129,528
                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term note payable to officer                    $      70,000
   Accounts payable                                              1,838
   Accrued expenses                                              1,369
                                                       ----------------

Total current liabilities                                       73,207
                                                       ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                                    -
   Common stock, $0.001 par value; 60,000,000
      shares authorized; 4,000,000 shares
      issued and outstanding                                     4,000
   Additional paid-in capital                                  171,900
   Retained earnings                                          (119,579)
                                                           -----------
                                                                56,321
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    129,528
                                                          =============


    The accompanying notes are an integral part of the financial statements.

                                DIAMOND ONE, INC.


                             STATEMENT OF OPERATIONS




                                     For the three           For the Six
                                     months ended            months ended
                                       July 31,                July 31,
                                   ---------------         -----------------
                                   2004       2003         2004         2003
                                   ----       ----         ---          ----

Revenues                        $  135,264  $      -   $  253,811    $       -

Cost of sales                      123,758         -      231,091            -
                                ----------  --------   ----------    ---------

Gross profit                        11,506         -       22,720            -

General and administrative
 expenses                           18,358     3,827       41,255        3,827
                                ----------  --------   ----------    ---------

NET LOSS                            (6,852)   (3,827)     (18,535)      (3,827)
                                ==========  ========   ==========    =========

NET LOSS PER SHARE
   Basic                        $    (0.01) $   (NIL)  $    (0.01)   $    (NIL)
                                ==========  ========   ==========    =========

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                     4,000,000   3,253,448   4,000,000    3,040,608
                                =========   =========   =========    =========












    The accompanying notes are an integral part of the financial statements.

                                DIAMOND ONE, INC.

                             STATEMENT OF CASH FLOWS

                                              For the six months ended July 31,
                                                2004                 2003
                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $ (18,535)         $  (3,827)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation                                   863                  -
    (Increase) decrease in inventory           (41,716)                 -
    Increase in accounts receivable             (5,502)                 -
    Increase (decrease) in accrued expenses        368                  -
    Increase in accounts payable                 1,838                  -
                                             ---------           --------

    Net cash flows from operating activities   (62,684)            (3,827)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment            (1,647)                 -
                                             ---------           --------

    Net cash flows from investing activities    (1,647)                -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                    70,000                 -
  Deferred offering costs                      (23,782)                -
  Issuance of common stock                           -            28,000
                                             ---------           --------

    Net cash flows from financing activities    46,218            28,000
                                             ---------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            (18,113)           24,173

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                    46,698                 -
                                             ---------           --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                              $  28,585          $ 24,173
                                             =========          ========







    The accompanying notes are an integral part of the financial statements.

                                DIAMOND ONE, INC.

                          Notes to Financial Statements
                                  July 31, 2004



1. Management's Representation of Interim Financial Information

     The accompanying financial statements have been prepared by Diamond One, Inc. without audit in accordance with the requirements for Form 10-Q and
     Article 10 of Regulation S-X, and Regulation SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 2004. Operating results for the six months ended July 31, 2004 are not necessarily indicative of the results for the entire year.

2. Development Stage Company

   In prior years, the Company had been in the development stage.

3. Loan From Officer

     During the six month period ended July 31, 2004, the Company accepted a loan from one of its officers in the amount of $70,000. The loan is secured by the inventory of the Company and is accruing interest at the rate of 5% per year.

4. Public Offering of Common Shares

     The Company is offering up to 1,000,000 of its common shares to the public at a $0.15 per share price through November 2004. The offering is being conducted by management on a best-efforts, no minimum basis, and may be extended at the Company's discretion until December 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      During the six months ended July 31, 2004 our revenues increased as our retail store, which opened in August 2003, increased its customer base and sales. During this same period our gross profit margin was 9% of our revenues, which was the same as our gross profit margin during the year ended January 31, 2004.

      During the six months ended July 31, 2004 our general and administrative expenses increased since we were not in operation during the comparable period last year.

      During the six months ended July 31, 2004 our operations used $(62,684) in cash and we spent $(23,782) on deferred offering costs. Operating capital was provided by $70,000 in loans from our President, Robert Chramosta, and cash on hand at February 1, 2004. The amounts borrowed from Mr. Chramosta were used to purchase inventory and are secured by our inventory, bear interest at 5% per year, and are due on demand.

      During the twelve months ending August 31, 2005, we will:

o purchase rare coins, jewelry, watches and other inventory for sale to the public, o advertise our store in local newspapers and magazines, o attempt to open a second store in the Denver area, and o hire part-time employees.

      We anticipate that our capital requirements for the twelve months ending August 31, 2005 will be as follows:

      Inventory                                          10,000
      Marketing                                          20,000

      Opening second store                               30,000
      Wages for part-time employees                      24,000
                                                       --------
         Total                                          $84,000
                                                        =======

      On September 13, 2004 our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. As of September 20, 2004 we had not sold any of the shares which we are offering by means of the registration statement.

Controls and Procedures

     Robert Chramosta, our President and Troy Fullmer, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in their opinion our disclosure controls and procedures ensure that material information relating to Diamond One, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Chramosta and Mr. Fullmer there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                                     PART II


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number                     Description

        31                       Rule 13a-14(a)/15d-14(a) certifications
        32                       Section 1350 certifications


     We did not file any reports on Form 8-K during the three months ended July 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 20, 2004.


                                DIAMOND ONE, INC.



                                  By  /s/ Robert Chramosta
                                      ----------------------------------------
                                      Robert S. Chramosta, President and Chief
                                      Executive Officer



                                  By  /s/ Troy Fullmer
                                      ----------------------------------------
                                      Troy Fullmer, Principal Financial Officer