Form 10QSB
period 2004-10-31
DIAMOND ONE INC
filed 2004-12-06
CIK 1281108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2004

                                       or
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                            Commission File No.:  None

                                DIAMOND ONE, INC.
             (Exact name of registrant as specified in its charter)

           Colorado                                      47-0892061
-------------------------------                 -------------------------
(State of incorporation)                       (I.R.S. Employer Identification
                                                           Number)


                         9648 East Arapahoe Rd., Suite A
                        Greenwood Village, Colorado 80112
                ------------------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (303)-858-1177
                          ---------------------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of November 30, 2004, the Company had 4,000,000 issued and outstanding shares of common stock.

                                Diamond One, Inc.

                              FINANCIAL STATEMENTS

                                October 31, 2004

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

                                Diamond One, Inc.
                                  BALANCE SHEET
                                October 31, 2004

  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $      31,762
  Inventory                                                 41,905
                                                   ----------------

    Total current assets                                    73,667
                                                   ----------------

EQUIPMENT - AT COST
  Office equipment                                           3,750
  Furniture and fixtures                                    15,390
  Leasehold improvements                                     3,353
                                                   ----------------
                                                            22,493
  Less accumulated depreciation                              1,983
                                                   ----------------
                                                            20,510
OTHER ASSETS
  Deposits                                                   1,000
  Deferred offering costs                                   32,369
                                                   ----------------

                                                            33,369

    TOTAL ASSETS                                      $    127,546
                                                     ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term note payable to officer                 $      95,000
  Accounts payable                                           1,400
  Accrued expenses                                           3,395
                                                   ----------------

    Total current liabilities                               99,795
                                                   ----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                 -
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 4,000,000 shares issued and outstanding      4,000
  Additional paid-in capital                               171,900
  Accumulated deficit                                     (148,149)
                                                    ---------------

                                                            27,751

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    127,546
                                                     ==============



    The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                             STATEMENT OF OPERATIONS
                                October 31, 2004

                                        For the three            For the nine
                                        months ended             months ended
                                         October 31,             October 31,
                                      2004        2003         2004       2003
                                      ----        ----         ----       ----

Revenues                       $    91,155   $   8,556     $ 344,966  $  8,556

Cost of sales                       86,999       1,298       318,090     1,298
                                ----------   ---------    ---------- ----------

  Gross profit                       4,156       7,258        26,876     7,258

General and administrative
  expenses                          32,726      19,024        73,981    22,851
                                ----------    --------     ---------  --------

    NET LOSS                       (28,570)    (11,766)      (47,105)  (15,593)
                              =============   =========    =========  ========

NET LOSS PER SHARE

  Basic                       $      (0.01)  $   (0.01)    $   (0.02) $  (0.01)
                              ============   =========     =========  ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING  4,000,000   3,908,370     4,000,000 3,333,041
                               ===========   =========     ========= =========



    The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                             STATEMENT OF CASH FLOWS
                                October 31, 2004

                                                     For the nine months ended
                                                   October 31,     October 31,
                                                     2004             2003
                                                  ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (47,105)       $  (15,593)
  Adjustments to reconcile net loss to net cash
     flows from operating activities:
  Depreciation                                       1,395                 -
     Increase in prepaid assets                          -                 -
     Increase in inventory                         (39,260)           (5,252)
     Increase in accounts receivable                 1,103                 -
     Increase in accrued expenses                    2,394                 -
     Increase in accounts payable                    1,400               207
                                                ----------        ----------

      Net cash flows from operating activities     (80,073)          (20,638)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (2,494)           (7,671)
                                               -----------        ----------

Net cash flows from investing activities            (2,494)           (7,671)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                        95,000                 -
  Deferred offering costs                          (27,369)                -
  Issuance of common stock                               -           100,000
                                                 ---------         ---------

      Net cash flows from financing activities      67,631           100,000
                                                 ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                       (14,936)           71,691

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 46,698                 -
                                               -----------         ---------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $    31,762        $   71,691
                                               ===========        ==========



    The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                          Notes to Financial Statements
                                October 31, 2004


1. Management's Representation of Interim Financial Information

   The accompanying financial statements have been prepared by Diamond One, Inc. without audit in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and Regulation SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 2004. Operating results for the nine months ended October 31, 2004 are not necessarily indicative of the results for the entire year.

2. Development Stage Company

   In prior years, the Company had been in the development stage.

3. Loan From Officer

   During the nine month period ended October 31, 2004, the Company accepted a loan from one of its officers in the amount of $95,000. The loan is secured by the inventory of the Company and is accruing interest at the rate of 5% per year.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      During the nine months ended October 31, 2004 our revenues increased as our retail store, which opened in August 2003, increased its customer base and sales. During this same period our gross profit margin was 8% of our revenues, compared to our gross profit margin of 9% during the year ended January 31, 2004.

      During the nine months ended October 31, 2004 our general and administrative expenses increased since we were not in operation only three months during the comparable nine-month period last year.

      During the nine months ended October 31, 2004 our operations used $(80,073) in cash and we spent $(27,369) on deferred offering costs. Operating capital was provided by $95,000 in loans from our President, Robert Chramosta, and cash on hand at February 1, 2004. The amounts borrowed from Mr. Chramosta were used to purchase inventory, are secured by our inventory, bear interest at 5% per year, and are due on demand.

      During the twelve months ending October 31, 2005, we will:

o purchase rare coins, jewelry, watches and other inventory for sale to the public, o advertise our store in local newspapers and magazines, o attempt to open a second store in the Denver area, and o hire part-time employees.

      We anticipate that our capital requirements for the twelve months ending October 31, 2005 will be as follows:

      Inventory                                          10,000
      Marketing                                          20,000
      Opening second store                               30,000
      Wages for part-time employees                      24,000
                                                       --------
         Total                                          $84,000
                                                        =======

      On September 13, 2004 our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. As of November 30, 2004 we had not sold any of the shares which we are offering by means of the registration statement.

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


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number           Description

       31              Rule 13a-14(a)/15d-14(a) certifications
       32              Section 1350 certifications


      We did not file any reports on Form 8-K during the three months ended October 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 3, 2004.


                                DIAMOND ONE, INC.



                                  By  /s/ Robert S. Chramosta
                                      ----------------------------------------
                                      Robert S. Chramosta, President and Chief
                                      Executive Officer



                                  By  /s/ Troy Fullmer
                                      ----------------------------------------
                                      Troy Fullmer, Principal Financial Officer