Form 10KSB
period 2005-01-31
DIAMOND ONE INC
filed 2005-05-02
CIK 1281108

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2005
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No.     None

                                DIAMOND ONE, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

            Colorado                                    47-0892061
   ------------------------------                ----------------------
     (State of incorporation)                     (IRS Employer
                                                 Identification No.)

      9648 East Arapahoe Rd., Suite A
        Greenwood Village, Colorado                             80112
    ----------------------------------------------         ---------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (303) 858-1177 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                -----------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   X
                                  YES      NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $465,209.

As of April 30, 2005 trading in the Company's common stock had not started. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 30, 2005 was $-0-.

As of April 30, 2005 the Company had 4,251,800 outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

      We were incorporated in Colorado on October 8, 2002 under the name Platino, Inc. On February 18, 2003, we changed our name to Corporate Domains, Inc. On May 27, 2003, our name was changed to Diamond One, Inc.

      Since August, 2003 we have been in the business of buying and selling coins, precious metals, precious gem stones, jewelry and collectibles. Our officers collectively have over 25 years experience in buying and selling rare coins and jewelry.

      We operate under our tradename "The Gold and Diamond Exchange". We conduct business through our retail store which is located at 9648 East Arapahoe Rd., Suite A, Greenwood Village, CO 80112. Our website is: www.tgade.com. Our store hours are 10 a.m. to 6 p.m., Tuesday through Friday and by appointment on Saturday. Our store is closed on Sunday and Monday.

      Our goal is to become a competitive retailer and wholesaler buying and selling rare coins, precious metals, precious gem stones, jewelry and collectibles.

      Our ability to earn a profit will be dependent on a number of factors, including:

*   Increasing our customer base and promoting repeat business

*   Providing competitive prices and a wide selection of products;

*   The success of our marketing campaign;

*   The cost of advertising; and

*   Favorable general economic conditions.

      With the exception of new issue coin sets, we buy virtually all of our inventory from walk-in customers, including jewelry from estate liquidators. We buy new issue coin sets directly from the U.S. Mint website.

Marketing

      Our target market is the retail public in the Denver metropolitan area. We plan to reach this market through a marketing strategy which is designed to attract retail customers, drive repeat business and build recognition of our tradename among the general public.

      Advertising. We will design our advertising to build brand equity and create awareness among the general public for our store. We advertise in print and on our web site. Depending on the availability of funds, we intend to use a mix of advertising methods, including:

 *  Word  of  mouth   referrals  and   recommendations   by  satisfied  coin
    professionals, collectors and enthusiasts;

* Advertisements in print publications, such as yellow pages, magazines and newspapers;

*   Online banners, text links and e-mail newsletters; and

* Mailings of brochures to, among others, coin professionals, such as coin dealers, graders and authenticators, collectors and enthusiasts.

      We began advertising in the Yellow Pages in December 2003. The other phases of our marketing campaign will begin when we raise additional capital.

      By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

      Customer Service. We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our management is available via e-mail, generally, from 10:00 a.m. to 6:00 p.m., Mountain Time, Monday to Friday, and can also be reached by voicemail. In addition, customer service can be reached 7 days a week by email at service@tgade.com with a response time of no more than 24 hours.

      Personal information obtained from our customers is used exclusively to process orders and we do not sell, trade or rent the information to other companies.

      We do not depend on one or several major customers.

Competition

      The rare coin and retail jewelry business is highly competitive. We compete with a large number of independent regional and local retailers, as well as with nationally recognized jewelry chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers and televised home shopping networks. Competition is expected to intensify in the future, which may result in fewer customers to our store and reduced revenues. Competition from other retail stores in our industry may result in price reductions and decreased demand for our products. Our current and potentials competitors have or will have longer operating histories, greater brand recognition and/or significantly greater financial, marketing and other resources than we do. Competitors may be able to provide customers with more favorable terms, better customer service and more extensive inventory.

      We believe that the following are the main competitive factors in our industry:

*   Size, diversity and quality of inventory;

*   Brand recognition;

*   Customer service; and

*   Product pricing.

      We compete by being one of the few rare coin retailers in Colorado and by selling jewelry, watches and other items at prices which are often lower than other stores in the Denver area. However, our ability to compete is hindered by our limited financial resources and lack of name recognition.

Government Regulation

      We are not currently subject to direct federal, state or local regulation other than regulations generally applicable to retail commerce.

Employees

      As of April 30, 2005 we did not have any full time employees and had one part time employee.

Facilities

      Our executive offices and retail store are located at 9648 East Arapahoe Road, Suite A and consist of 842 square feet which we rent for $1,612 per month. The lease on this space expires in August 1, 2006. The space we currently occupy is expected to be adequate to meet our foreseeable future needs.

      We sublet our office space from Mark Bogani and Jeffrey Chatfield. Mr. Bogani controls Gulf Coast Capital LLC and Mr. Chatfield controls Sierra West Capital LLC. Gulf Coast Capital and Sierra West Capital each hold warrants for the purchase of 250,000 shares of our common stock. See Item 12 of this report for more information regarding these warrants.

ITEM 2.  DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

      We know of no legal proceedings to which we are a party or to which any of our property is the subject that are pending, threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.

      In March 2005 our common stock became eligible for trading on the OTC Bulletin Board under the symbol "DMDO". As of April 25, 2005 trading in our common stock had not started.

      As of April 25, 2005 we had 4,251,800 outstanding shares of common stock and twenty shareholders of record.

      By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

      Holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends have ever been declared and we do not anticipate or intend upon paying dividends for the foreseeable future.

      Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

      Trades of our common stock will be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      We began to conduct business in August 2003. During the twelve months ended January 31, 2005 we had revenues of $465,209 and a loss of $(56,030). Revenues are from the sale of rare coins, jewelry, watches and other items from our store. With the exception of new issue coin sets, we buy virtually all of our inventory from walk-in customers, including jewelry from estate liquidators. We buy new issue coin sets directly from the U.S. Mint website.

      During the year ended January 31, 2005 our operations used $102,575 in cash, we spent $4,504 on furniture, show cases and leasehold improvements and we paid $27,369 for the costs of our public offering. Operating capital was provided by the sale of 251,800 shares in our public offering ($37,770) and loans of $95,000 from our President, Robert Chramosta. The amounts borrowed from Mr. Chramosta were used to purchase inventory and are secured by our inventory, bear interest at 5% per year, and are due on May 31, 2006.

      During the year ended January 31, 2005 our revenues increased as our retail store, which opened in August 2003, increased its customer base and sales. During this same period our gross profit margin was 9.6% of our revenues, which was comparable to our gross profit margin of 9% during the year ended January 31, 2004.

      During the year ended January 31, 2005 our general and administrative expenses increased due to an increase in sales.

      By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

      Our plan of operation and capital requirements for the twelve months ended January 31, 2006 follows:

             Activity                                           Cost

o     purchase rare coins, jewelry, watches and other
      inventory for sale to the public                         10,000
o     advertise our store in local newspapers and magazines    20,000
o     attempt to open a second store in the Denver area        30,000
o     hire part-time employees                                 24,000
                                                             --------
                                                              $84,000

      Although the ultimate costs of opening a second store cannot be determined until a location for the second store is selected, the maximum amount we plan to spend in opening a second store is $30,000, which amount includes initial inventory of $10,000, furniture, equipment, and leasehold improvements. The relevant factors which we will consider in opening a second store are:

Visibility of our store sign to the public, ease of parking, lease rates and retail traffic.

      We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell or merge our Company, or cease operations. We do not know how we would change our business plan if we are not able to raise at least $84,000. We do not have any plans, arrangements or agreements to sell or merge our Company.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      N/A.

ITEM 8A.    CONTROLS AND PROCEDURES

      Robert Chramosta, our Chief Executive Officer and Troy Fullmer, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and in their opinion our disclosure controls and procedures ensure that material information relating to us is made known to them by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Chramosta and Mr. Fullmer there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name               Age                     Title
---------          ---        -------------------------------

Robert Chramosta   37         President/Chief Executive Officer and a Director
Troy Fullmer       38         Secretary/Treasurer and a Director

      Robert S. Chramosta has served as our President, Chief Executive Officer and as a director since our inception on October 8, 2002. He has been self employed as an coin, diamond, jewelry and watch wholesaler since June 1990. Mr. Chramosta graduated from the University of Colorado (Boulder), in 1989 with a Bachelor of Science degree in Marketing.

      Mr. Chramosta has been a member of the American Numismatic Association since 1980. Mr. Chramosta was an authenticator and grader for the American Numismatic Association between 1987-88. Mr. Chramosta obtained his diamond grading certificate and his colored stone identification certificate from the Gemelogical Institute of America in 1992.

      Troy Fullmer has been our Secretary, Treasurer, a director and the manager of our retail store since September 2003. Between April 2002 and August 2003 Mr. Fullmer was responsible for internet marketing and sales of rare coins for Slater Numismatics LLC. Between October 1991 and March 2002 Mr. Fullmer was district manager and Senior Vice President for Marketing Partners Inc., a company involved in brokering products for the mining industry. Mr. Fullmer received his Bachelor of Arts degree from Rhode Island College in 1991 and his masters degree in English from Colorado State University in 2004. We are not affiliated with Slater Numismatics or Marketing Partners, Inc.

      Our directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth in summary form the compensation received by our Chief Executive Officer. None of our officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                                      Other                              All
 Name and                                            Annual    Restricted               Other
  Principal                Fiscal                    Compen-      Stock      Options    Compen-
  Position                  Year   Salary   Bonus    sation    Awards (1)    Granted    sation
--------------------       -----   ------   -----   -------   ----------    ---------  -------

Robert Chramosta,           2005        -      -         -          -            -        -
  President and             2004        -      -         -          -            -        -
  Chief Executive           2003        -      -         -     15,000            -        -
  Officer

Troy L. Fullmer             2005  $24,000      -         -          -            -        -
  Secretary and             2004  $24,000      -         -          -            -        -
  Treasurer, since
  September 2003.


(1) As of January 31, 2005, the number of shares of our common stock owned by the officers included in the table above, and the value of the shares at that date, were:

      Name                    Shares             Value

      Robert Chramosta      1,500,000             *
      Troy Fullmer          1,500,000             *

* No value was assigned to these shares since as of January 31, 2005 there was no market for our common stock.

      We do not have any consulting or employment agreements with any of our officers or directors.

      Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

      Our officers do not devote their full time to our business and affairs. The following table shows the amount which we expect to pay to our executive officers during the twelve months ending January 31, 2006 and the amount of time these officers expect to devote to our business.

                                                       Approximate time
                                Projected               to be devoted
      Name                    compensation             to our operations
      ----                    ------------            -------------------

      Robert Chramosta               $0               15 hours per week
      Troy Fullmer              $24,000               30 hours per week

     Stock Options. We have not granted any stock options as of the date of this prospectus. In the future, we may grant stock options to our officers, directors, employees or consultants.

      Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

      Compensation of Directors. Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the ownership of our common stock as of April 25, 2005, by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                          Shares
Name and Address of                    Beneficially              Percent of
Beneficial Owner                           Owned                    Class
-------------------                     ------------              ---------

Robert S. Chramosta                       1,500,000                35.3%
9648 East Arapahoe Rd.
Greenwood Village, CO  80112

Troy Fullmer                              1,500,000                35.3%
9648 East Arapahoe Rd.
Greenwood Village, CO  80112

*All Executive Officers and               3,000,000                70.6%
   Directors as a group (two persons)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On October 30, 2002 we issued 1,500,000 restricted shares of common stock to Robert Chramosta for services valued at $15,000, or $.01 per share.

      On October 30, 2002 we issued 1,500,000 restricted shares of common stock to Frank Giganti, a former officer and director, for services valued at $15,000, or $.01 per share. In September 2003 Mr. Giganti resigned as one our officers and directors and transferred these 1,500,000 shares, without charge, to Troy Fullmer, who replaced Mr. Giganti as an officer and director.

      Between July and September 2003 we sold 1,000,000 shares of common stock in a private offering at a price of $0.10 per share. By means of this prospectus the purchasers of these shares are offering their shares for sale to the public. See "Selling Shareholders" for more information.

      In January 2004 we sold warrants to Gulf Coast Capital LLC and Sierra West Capital LLC for $5,000 in cash. Each warrant entitles the holder to purchase 250,000 shares of our common stock at a price of $0.01 per share at any time after December 31, 2004 and before December 31, 2006. Although we are not affiliated with Gulf Coast Capital nor Sierra West Capital, we sublet our office space from Mark Bogani and Jeffrey Chatfield. Mr. Bogani controls Gulf Coast Capital LLC and Mr. Chatfield controls Sierra West Capital LLC. See Item 1 of this report for information concerning the terms of our lease.

      During the three months ended April 30, 2004 we borrowed $65,000 from Robert Chramosta to purchase inventory. In July and August 2004 we borrowed an additional $30,000 from Mr. Chramosta to purchase inventory. The amounts borrowed from Mr. Chramosta are secured by our inventory, bear interest at 5% per year, and are due on May 31, 2006.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name                                            Page Number

3.1      Articles of Incorporation (1)                                 *

3.2      Bylaws (1)                                                    *

31       Rule 13a-14(a) Certifications                               _____

32       Section 1350 Certifications                                 _____

(1) Incorporated by reference to the same exhibit filed with our Registration Statement on Form SB-2 (Commission File # 333-113273).

8-K Reports

      During the quarter ending January 31, 2005 we did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table shows the aggregate fees billed to us for the years ended January 31, 2004 and 2005 by our independent auditors, Comiskey & Company.

                                                2004          2005
                                                ----          ----

            Audit Fees                            --        $10,851
            Audit Related Fees                    --        $   773
            Other Fees                            --        $ 2,350

      Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and for the review of the financial statements in our quarterly reports on Form 10-QSB. Audit related fees consist of audit related services for reviewing our registration statement on Form SB-2. Other Fees represent amounts charged for the preparation of our tax returns. Before Comiskey & Company was engaged by us to render services, the engagement was approved by our Directors. Our Directors are of the opinion that the Audit Related Fees and other fees charged by Comiskey & Company were consistent with Comiskey & Company maintaining their independence.

                                Diamond One, Inc.

                              FINANCIAL STATEMENTS

                                January 31, 2005

                                    CONTENTS



                                                                      Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 1

BALANCE SHEET                                                           2

STATEMENTS OF OPERATIONS                                                3

STATEMENTS OF CASH FLOWS                                                4

STATEMENT OF STOCKHOLDERS' EQUITY                                       5

NOTES TO FINANCIAL STATEMENTS                                          6-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
Diamond One, Inc.


We have audited the accompanying balance sheet of Diamond One, Inc. as of January 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond One, Inc. as of January 31, 2005, and the results of its operations, cash flows and changes in stockholders' equity for each of the years ended January 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.


Denver, Colorado
March 20, 2005
                                                   COMISKEY & COMPANY

                                                PROFESSIONAL CORPORATION

                                Diamond One, Inc.
                                  BALANCE SHEET
                                January 31, 2005

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                    $ 45,020

 Accounts receivable                                             2,374
 Inventory                                                      53,481
                                                             ---------
   Total current assets                                        100,875
                                                             ---------
EQUIPMENT - AT COST

 Office equipment                                                5,761
 Furniture and fixtures                                         15,390
 Leasehold improvements                                          3,353
                                                               -------
                                                                24,504
 Less accumulated depreciation                                   2,547
                                                              --------
                                                                21,957
OTHER ASSETS
 Deposits                                                        1,000
                                                             ---------
   TOTAL ASSETS                                               $123,832
                                                              ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accrued expenses                                              $ 4,605

OTHER LIABILITIES
 Note payable to officer                                        95,000
                                                            ----------
   TOTAL LIABILITIES                                            99,605
                                                            ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                  --
  Common stock, $0.001 par value; 60,000,000 shares
      authorized; 4,251,800 shares issued and outstanding        4,252
 Additional paid-in capital                                    177,049
 Accumulated deficit                                          (157,074)
                                                             ---------
                                                                24,227
                                                             ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $123,832
                                                              ========

The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                            STATEMENTS OF OPERATIONS
                  For the years ended January 31, 2005 and 2004



                                                2005              2004
                                                ----              ----

Revenues                              $       465,209     $      36,213

Cost of sales                                 420,694            32,936
                                      ---------------     --------------

  Gross profit                                 44,515             3,277

General and administrative expenses           100,545            71,594
                                      ----------------    --------------

  Loss from operations                        (56,030)          (68,317)
                                     -----------------    --------------

Other expense
  Advertising                                       -            (2,727)
                                ---------------------    ---------------

    NET LOSS                          $       (56,030)    $     (71,044)
                                      ================    ==============

NET LOSS PER SHARE
  Basic                             $          (0.01)  $         (0.02)
                                    =================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING             4,036,037         3,495,262
                                        =============       ============
















The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                            STATEMENTS OF CASH FLOWS
                  For the years ended January 31, 2005 and 2004


                                                      2005           2004
                                                      ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $  (56,030)      $ (71,044)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Warrants for services                                --          40,900
    Depreciation                                      1,959             588
    Increase in prepaid assets                           --          (1,000)
    Increase in inventory                           (50,836)         (2,645)
    Increase in accounts receivable                  (1,271)         (1,103)
    Increase  in accrued expenses                     3,603           1,001
                                                 ----------       ---------

      Net cash flows from operating activities     (102,575)        (33,303)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (4,504)        (19,999)
                                                 ----------       ---------
      Net cash flows from investing activities       (4,504)        (19,999)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                         95,000              --
  Offering costs                                    (27,369)         (5,000)
  Issuance of common stock                           37,770         100,000
  Issuance of common stock warrants                      --           5,000
                                                -----------      ----------

      Net cash flows from financing activities      105,401         100,000
                                                -----------      ----------

NET INCREASE IN
   CASH AND CASH EQUIVALENTS                         (1,678)         46,698

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                46,698              --
                                                -----------         -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $    45,020      $   46,698
                                                ===========      ==========





The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended January 31, 2005 and 2004

                                 Common stock
                              ------------------     Additional                              Total
                              Number of                paid-in    Price per  Accumulated  Stockholders'
                               shares      Amount      capital      share      Deficit      equity
                              ---------    ------    ----------   ---------   ----------   -----------

Balance, January 31, 2003     3,000,000   $  3,000     $ 27,000               $ (30,000)     $      --

Common stock issued
  July 2003 - for cash          640,000        640       63,360     $ 0.10           --        64,000
  August 2003 - for cash        310,000        310       30,690       0.10           --        31,000
  September 2003 - for cash      25,000         25        2,475       0.10           --         2,500
  January 2004 - for cash        25,000         25        2,475       0.10           --         2,500

Common stock warrants
issued June 2003 - for
cash & services                      --         --       45,900       0.01           --        45,900

Net loss for the period
ended January 31, 2004               --         --           --                 (71,044)      (71,044)
                               --------    -------      -------      -----    ---------      --------

Balance, January 31, 2004     4,000,000      4,000      171,900                (101,044)       74,856

Common stock issued
  December 2004 - for cash      251,800        252       37,518       0.15           --        37,770


Stock issuance costs                 --         --      (32,369)                     --       (32,369)

Net loss for the period
ended January 31, 2005               --         --           --                 (56,030)      (56,030)
                               --------    -------      -------               ---------      --------
Balance, January 31, 2005     4,251,800      4,252      177,049               $(157,074)     $ 24,227
                              =========    =======      =======               =========      ========

The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2005


1. Summary of Significant Accounting Policies

     Activities and Basis of Presentation

   Diamond  One,  Inc.  (the   "Company")   was  formed  for  the  purpose  of
   establishing a business to buy and sell coins, precious metals, precious gem stones, jewelry, and collectibles.

   On October 8, 2002, the Company was organized under the name Platino, Inc. On February 18, 2003, the name of the corporation was changed to Corporate Domains, Inc. On May 27, 2003, the name of the corporation was changed to its current name of Diamond One, Inc.

   The Company has minimal sales and a net loss from operations for the period from organization through the date of the balance sheet. Management believes the Company has received a sufficient capital infusion through issuance of stock to maintain operations for the next year.

   Revenue Recognition

   The Company records income and expenses on the accrual method. Revenues are recognized when the item is purchased and delivered to the retail customer. Cost of sales associated with this revenue are specifically identifiable.

   Inventory

   Inventory is composed of finished goods purchased on a wholesale level. Merchandise inventory is stated at the lower of cost or market value on the "specific identification" accounting method. Management periodically reviews its inventory for impairment and obsolescence, recording an allowance if necessary.

   Reporting Year

   The reporting year of the Company is January 31.

   Financial Instruments

   Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such assets and liabilities.

   Statement of Cash Flows

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Loss per share

   Basic loss per share has been calculated based upon the weighted average number of shares outstanding. The effect of outstanding common stock purchase warrants is considered anti-dilutive and is not presented.

   Use of Estimates

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

   Consideration of Other Comprehensive Income Items

   SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the periods ended January 31, 2005 and 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

   Stock-Based Compensation

   SFAS No. 123 - Accounting for Stock-Based Compensation allows companies to choose whether to account for equity-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") or use the fair value method described in SFAS No. 123. The Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS 123.

   Depreciation

   Depreciation for both financial reporting and tax purposes is provided on the straight-line and accelerated methods over the following estimated useful lives:

                  Office equipment            5-7   years
                  Furniture and fixtures      5-15  years
                  Leasehold Improvements       9    years

   Depreciation expense included in general and administrative expenses was $1,959 and $588 for the years ended January 31, 2005 and 2004, respectively.

   Repairs and Maintenance

   Repairs and maintenance of a routine nature are charged as incurred, while those which extend or improve the life of existing assets are capitalized.

   Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

2. Stockholders' Equity

   The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's Board of Directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock which issuance could have certain anti-takeover effects.

   The Company issued 3,000,000 shares of stock to related parties for services. The stock was issued to a director and former director of the Company. At the time of issuance, there was no market for the shares and no shares had been sold. The individuals instilled their expertise and past experiences in formulating a business plan, scouting locations for the retail store, and providing contacts for proper facility set up. For financial statement purposes, the Company recorded expenses equal to the fair value of the services rendered, at $0.01 per share, for a total of $30,000 during the initial period from inception (October 8, 2002) to January 31, 2003.

   Stock Options and Warrants

   The Company has issued common stock warrants in exchange for cash and services. The warrants are exercisable on January 1, 2005 and expire on December 31, 2006. The terms and conditions of each warrant grant are specified by the board of directors.

   A summary of warrant activity is as follows:

                                            Weighted                 Weighted
                                Shares       Average                 Average
                                Under       Exercise      Options    Exercise
                                Option        Price     Exercisable    Price
                                ------     ----------   ----------- ------------
   Warrants outstanding as
     of January 31, 2003            --            --            --          --
   Warrants granted            500,000      $    .01            --     $   .01
   Warrants exercised               --            --            --          --
                               -------      --------       -------     -------

   Warrants outstanding as
     of January 31, 2004       500,000      $    .01            --     $   .01
   Warrants granted                 --            --            --          --
   Warrants exercised               --            --            --          --
                               -------      --------       -------     -------

   Warrants outstanding as
      of January 31, 2005      500,000     $     .01            --     $   .01
                               =======     =========       =======     =======


                               Weighted
                               Average
                                Price      Original Life     Remaining Life

        Granted during 2004    $ .01         36 months         23 months

   The fair value of warrants granted during the year ended January 31, 2004 was $.0918. The fair value of warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5%; expected life of 3 years; dividend yield percentage of 0%; and volatility of 75% for the year ended January 31, 2004. The fair value of the warrants approximates the value of the services rendered by the recipients.

3. Lease Agreement

   The Company rents its retail space under a sub-lease agreement with persons who are affiliated with holders of the Company's warrants. The lease is for three years, with provisions for extensions up to a total lease of nine years. The future minimum lease payments are as follows:

            Year ended January 31,              Annual minimum payments

                  2006                                $15,529
                  2007                                $15,781
                  2008                                $ 7,954

4. Income Taxes

   A deferred tax asset of $30,000 at January 31, 2005 relates to net operating losses and deductible temporary differences. Management does not consider it likely that the entire deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance increases by $19,000 and $11,000 for the years ended January 31, 2005 and 2004, respectively. The net operating losses will expire in 2025.

5. Offering of Equity Securities

   By means of a registration statement on Form SB-2, the Company commenced an offering of common stock.

   The Company closed its offering January 1, 2005 after receiving subscriptions for 251,800 shares at $0.15 per share, or an aggregate of $37,770.

   The Company incurred a total of $32,369 in professional fees directly related to the offering, which were offset against additional paid-in capital.

6. Related Party Transactions

   The Company has a note payable to an officer of the Company. The note bears interest at a rate of 5% per year, is secured by inventory and is due May 31, 2006. The principle balance of the note was $95,000 for the year ended January 31, 2005. The Company owed accrued interest of $3,588 for the year ended January 31, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2005.


                                    DIAMOND ONE, INC.


                                    By:  /s/ Robert S. Chramosta
                                         --------------------------------------
                                         Robert S. Chramosta, President and
                                         Chief Executive Officer


                                    By:  /s/ Troy Fullmer
                                         -------------------------------------
                                         Troy Fullmer, Principal Financial and
                                         Accounting Officer



     In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Robert S. Chramosta             Director              April 29, 2005
-------------------------
Robert S. Chramosta


/s/ Troy Fullmer                    Director              April 29, 2005
-------------------------
Troy Fullmer