Form 10QSB
period 2005-04-30
DIAMOND ONE INC
filed 2005-06-14
CIK 1281108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                            Commission File No. None

                                DIAMOND ONE, INC.
             (Exact name of registrant as specified in its charter)

             Colorado                                47-0892061
     (State of incorporation)           (I.R.S. Employer Identification Number)


                         9648 East Arapahoe Rd., Suite A
                        Greenwood Village, Colorado 80112
                (Address of Principal Executive Office) Zip Code


                                 (303)-858-1177
                       ------------------ ---------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of May 31, 2005, the Company had 4,251,800 issued and outstanding shares of common stock.

                                Diamond One, Inc.

                              FINANCIAL STATEMENTS

                                 April 30, 2005

                                    CONTENTS



                                                                        Page


BALANCE SHEET                                                            1

STATEMENTS OF OPERATIONS                                                 2

STATEMENTS OF CASH FLOWS                                                 3

NOTES TO FINANCIAL STATEMENTS                                            4

                                Diamond One, Inc.
                                  BALANCE SHEET
                                 April 30, 2005

  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   32,385
  Accounts receivable                                       8,518
  Prepaid expenses                                            250
  Inventory                                                66,135
                                                     ------------

    Total current assets                                  107,288
                                                     ------------

EQUIPMENT - AT COST
  Office equipment                                          5,761
  Furniture and fixtures                                   15,390
  Leasehold improvements                                   3,353
                                                     ------------
                                                           24,504
  Less accumulated depreciation                             3,179
                                                     ------------
                                                           21,325
OTHER ASSETS
  Deposits                                                  1,000
                                                     ------------

    TOTAL ASSETS                                     $    129,613
                                                     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term note payable to officer                 $     95,000
  Accounts payable                                          3,034
  Accrued expenses                                          4,754
                                                     ------------

    Total current liabilities                             102,788
                                                     ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                -
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 4,251,800 shares issued and outstanding     4,252
  Additional paid-in capital                              177,049
  Accumulated deficit                                    (154,476)
                                                     ------------

                                                           26,825

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 129,613
                                                     ============


          The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                            STATEMENTS OF OPERATIONS

                                               For the three months ended
                                            April 30, 2005     April 30, 2004

Revenues                                     $  112,917         $  118,547

Cost of sales                                    76,886           107,333
                                            -----------        -----------

  Gross profit                                   36,031             11,214

General and administrative expenses              33,433            22,897
                                            -----------       ------------

    NET INCOME (LOSS)                             2,598           (11,683)
                                           ============        ===========

NET INCOME (LOSS) PER SHARE
  Basic                                             NIL                NIL
                                           ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING               4,251,800         4,000,000
                                           ============       ============


     The accompanying notes are an integral part of the financial statements

                                Diamond One, Inc.
                            STATEMENTS OF CASH FLOWS


                                                  For the three months ended
                                               April 30, 2005     April 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $   2,598         $  (11,683)
Adjustments to reconcile net loss to net
cash flows from operating activities:
   Depreciation                                        632                427
   Increase in prepaid assets                         (250)                 -
   Increase in inventory                           (12,654)           (60,355)
   Increase in accounts receivable                  (6,144)            (1,997)
   Increase in accrued expenses                        149                491
   Increase in accounts payable                      3,034                  -
                                                 ---------         ----------

    Net cash flows from operating activities       (12,635)           (73,117)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                             -             65,000
  Deferred offering costs                                -            (16,075)
                                                 ---------         ----------


    Net cash flows from financing activities             -             48,925
                                                 ---------         ----------

NET DECREASE IN

   CASH AND CASH EQUIVALENTS                       (12,635)           (24,192)

CASH AND CASH EQUIVALENTS,

  BEGINNING OF PERIOD                               45,020             46,698
                                                 ---------         ----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                  $  32,385         $   22,506
                                                 =========         ==========


     The accompanying notes are an integral part of the financial statements

                                Diamond One, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2005


1. Management's Representation of Interim Financial Information
   The accompanying financial statements have been prepared by Diamond One, Inc. without audit in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and Regulation SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 2005. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results for the entire year.

2. Trade Names
   Diamond One, Inc. operates under its trade name The Gold and Diamond Exchange. The Company also does business as Colorado Coin and Coins and Collectibles Store.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      During the three months ended April 30, 2005:

     o our revenues decreased slightly from the comparable period in the prior year. However, our gross profit margin was significantly higher due to the fact that most of our inventory last year was purchased from other coin dealers and the margins were substantially less when compared to buying our inventory from the public.

     o our general and administrative expenses increased since we have added a part time security person and increased advertising expenses.

     o our operations used $(12,635) in cash. Operating capital was provided by cash on hand at February 1, 2005.

     o    due to the increase in our gross margin we earned a profit.

      By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

      Our plan of operation and capital requirements for the twelve months ended April 30, 2006 follows:

             Planned Activity                                    Cost

o     purchase rare coins, jewelry, watches and other
      inventory for sale to the public                        $10,000
o     advertise our store in local newspapers and magazines    20,000
o     attempt to open a second store in the Denver area        30,000
o     hire part-time employees                                 24,000
                                                             --------
                                                              $84,000
Controls and Procedures

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


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number           Description

        31             Rule 13a-14(a)/15d-14(a) certifications
        32             Section 1350 certifications


      We did not file any reports on Form 8-K during the three months ended April 30, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2005.


                                DIAMOND ONE, INC.



                                  By  /s/ Robert S. Chramosta
                                      ----------------------------------------
                                      Robert S. Chramosta, President and Chief
                                      Executive Officer



                                  By  /s/ Troy Fullmer
                                      ----------------------------------------
                                      Troy Fullmer, Principal Financial and
                                      Accounting Officer