Form 10QSB
period 2005-07-31
DIAMOND ONE INC
filed 2005-09-14
CIK 1281108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X]        NO [ ]


As of August 31, 2005, the Company had 4,251,800 issued and outstanding shares of common stock.

                                Diamond One, Inc.

                              FINANCIAL STATEMENTS

                                  July 31, 2005

                                DIAMOND ONE, INC.
1





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

                                  BALANCE SHEET
                                  July 31, 2005


  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $      31,193
  Inventory                                                       66,946
                                                          ---------------

    Total current assets                                          98,139
                                                         ----------------

EQUIPMENT - AT COST
  Office equipment                                                 5,761
  Furniture and fixtures                                          15,390
  Leasehold improvements                                           3,353
                                                         ----------------
                                                                  24,504
  Less accumulated depreciation                                    3,811
                                                         ----------------
                                                                  20,693
OTHER ASSETS
  Deposits                                                         1,000
                                                         ----------------

    TOTAL ASSETS                                            $    119,832
                                                            =============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short-term note payable to officer                        $    110,000
  Deferred revenue                                                   912
  Accrued expenses                                                11,335
                                                          ---------------

    Total current liabilities                                    122,247
                                                          ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                      --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 4,251,800 shares issued and outstanding            4,252
  Additional paid-in capital                                     177,049
  Accumulated deficit                                           (183,716)
                                                          ---------------
                                                                  (2,415)
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                        $    119,832
                                                            =============



          The accompanying notes are an integral part of the financial statements.

                             STATEMENT OF OPERATIONS



                                      For the three months   For the six months
                                          ended July 31,       ended July 31,
                                      2005          2004     2005         2004
                                      ----          ----     ----         ----


Revenues                            $148,867     $135,264  $261,784   $ 253,811

Cost of sales                        148,638      123,758   225,524     231,091
                                   ---------    --------- ---------   ----------
  Gross profit                           229       11,506    36,260      22,720

General and administrative expenses   29,469       18,358    62,902      41,255
                                   ----------  ---------- ---------   ----------

    NET INCOME (LOSS)                (29,240)      (6,852)  (26,642)    (18,535)
                                  =========== =========== ==========  ==========

NET INCOME (LOSS) PER SHARE
       Basic                    $      (0.01) $     (0.01) $  (0.01)  $   (0.01)
                                ============= ============ ========== ==========


WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS
 OUTSTANDING                       4,251,800    4,000,000 4,251,800   4,000,000
                                   =========   ========== =========  ===========







     The accompanying notes are an integral part of the financial statements.

                             STATEMENT OF CASH FLOWS



                                                          For the six months
                                                            ended July 31,
                                                          2005          2004
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   (26,642)  $    (18,535)
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
    Depreciation                                           1,264            863
    Increase in inventory                                (13,465)       (41,716)
    (Increase) decrease in accounts receivable &
    deferred revenue                                       3,286         (5,501)
    Increase in accrued expenses                           6,730            368
    Increase in accounts payable                              --          1,838
                                              ------------------ --------------

      Net cash flows from operating activities           (28,827)       (62,683)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          --         (1,648)
                                              ------------------  -------------

      Net cash flows from investing activities                --         (1,648)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                              15,000         70,000
  Deferred offering costs                                     --        (23,782)
                                              ------------------   ------------

      Net cash flows from financing activities            15,000         46,218
                                                  --------------   ------------

NET DECREASE IN
   CASH AND CASH EQUIVALENTS                             (13,827)       (18,113)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     45,020         46,698
                                                   -------------   ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $      31,193   $     28,585
                                                   =============   ============




     The accompanying notes are an integral part of the financial statements.

                                DIAMOND ONE, INC.
                          NOTES TO FINANCIAL SATEMENTS
                                  July 31, 2005




1. Management's Representation of Interim Financial Information

     The accompanying financial statements have been prepared by Diamond One, Inc. without audit in accordance with the requirements for Form 10-Q and
     Article 10 of Regulation S-X, and Regulation SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 2005. Operating results for the six months ended July 31, 2005 are not necessarily indicative of the results for the entire year.

2. Trade Names

     Diamond One, Inc. operates under its trade name The Gold and Diamond Exchange. The Company also does business as Colorado Coin and Coins and Collectibles Store.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

     During the six months ended July 31, 2005:

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

     o Our operations used $(28,827) in cash. Operating capital was provided by cash on hand at February 1, 2005 and a $15,000 loan from one of our officers.

      By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share in December 2004.

      Our plan of operation and capital requirements for the twelve months ended July 31, 2006 follows:

             Planned Activity                                     Cost
             ----------------                                    ------

     o  purchase rare coins, jewelry,  watches and other
        inventory for sale to the public                        $10,000
     o  advertise our store in local newspapers and magazines    20,000
     o  attempt to open a second store in the Denver area        30,000
     o  hire part-time employees                                 24,000
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

                                     PART II


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number                    Description
      ------                    -----------

        31                      Rule 13a-14(a)/15d-14(a) certifications
        32                      Section 1350 certifications


      We did not file any reports on Form 8-K during the six months ended July 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2005.


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