Form 10QSB
period 2005-10-31
DIAMOND ONE INC
filed 2005-12-19
CIK 1281108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                            Commission File No. None

                                DIAMOND ONE, INC.
             (Exact name of registrant as specified in its charter)

       Colorado                                         47-0892061
(State of incorporation)                (I.R.S. Employer Identification Number)


                         9648 East Arapahoe Rd., Suite A
                        Greenwood Village, Colorado 80112
                      -----------------------------------
                (Address of Principal Executive Office) Zip Code


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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                                 No    ___X___
                  ------------------                     -

As of December 15, 2005, the Company had 14,255,400 issued and outstanding shares of common stock.

                                Diamond One, Inc.

                              FINANCIAL STATEMENTS

                                October 31, 2005

                                DIAMOND ONE, INC.





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

                                Diamond One, Inc.


                                  BALANCE SHEET
                                October 31, 2005


   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $     20,096
  Accounts receivable                                                  9,903
  Inventory                                                           59,059
                                                                 -----------

     Total current assets                                             89,058

EQUIPMENT - AT COST
  Office equipment                                                     5,761
  Furniture and fixtures                                              15,390
  Leasehold improvements                                               3,353
                                                                 -----------
                                                                      24,504

  Less accumulated depreciation                                        4,443
                                                                 -----------
                                                                      20,061
OTHER ASSETS

  Deposits                                                             1,000
                                                                 -----------

     TOTAL ASSETS                                                $   110,119
                                                                 ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short-term note payable to officer                             $   121,500
  Accrued expenses                                                     9,839
                                                                 -----------

     Total current liabilities                                       131,339

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                            -
  Common stock, $0.001 par value; 60,000,000 shares
   authorized; 14,255,400 shares issued and outstanding               14,255
  Additional paid-in capital                                         181,549
  Stock subscription receivable                                       (5,000)
  Accumulated deficit                                               (212,025)
                                                                   ---------
                                                                     (21,221)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            110,119
                                                                   =========


The accompanying notes are an integral part of the financial statements.

                               Diamond One, Inc.

                            STATEMENTS OF OPERATIONS



                          For the three months ended   For the nine months ended
                          October 31,   October 31,    October 31,   October 31,
                             2005         2004             2005          2004
                          -----------   -----------    -----------   -----------

Revenues                  $  182,596    $  91,155      $  444,380    $  344,966

Cost of sales                164,946       86,999         390,470       318,090
                          -----------   -----------    -----------   -----------

  Gross profit                17,650        4,156          53,910        26,876

General and
 administrative expenses      36,455       32,726          99,357        73,981
                          -----------   -----------    -----------   -----------

   NET LOSS                  (18,805)     (28,570)        (45,447)      (47,105)
                          ===========   ===========    ===========   ===========
NET LOSS PER SHARE
  Basic                   $        -    $   (0.01)     $    (0.01)   $    (0.01)
                          ===========   ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS
OUTSTANDING               14,077,682   12,000,000      13,521,884    12,000,000
                          ===========  ===========     ===========   ==========



The accompanying notes are an integral part of the financial statements.

                               Diamond One, Inc.

                            STATEMENTS OF CASH FLOWS

                                               For the nine months ended
                                           October 31, 2005  October 31, 2004
                                           ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $   (45,447)      $   (47,105)
Adjustments to reconcile net loss to net
cash flows from operating activities:
    Depreciation                                   1,896             1,395
    Increase in inventory                         (5,578)          (39,260)
    (Increase) decrease in accounts receivable
       and deferred revenue                       (7,529)            1,103
    Increase in accrued expenses                   5,234             2,394
    Increase in accounts payable                       -             1,400
                                            -------------      ------------

   Net cash flows from operating activities      (51,424)          (80,073)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                   -            (2,494)
                                            -------------      ------------
  Net cash flows from investing activities             -            (2,494)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                      26,500            95,000
  Deferred offering costs                              -           (27,369)
                                            -------------      ------------
 Net cash flows from financing activities         26,500            67,631
                                            -------------      ------------
NET DECREASE IN
  CASH AND CASH EQUIVALENTS                      (24,924)          (14,936)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             45,020            46,698
                                            -------------      ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $     20,096       $    31,762
                                            =============      =============


SUPPLEMENTAL NON-CASH
Stock subscriptions receivable              $     (5,000)      $         -
-----------------------          ---------------------------



The accompanying notes are an integral part of the financial statements.

                                Diamond One, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2005


1.    Management's Representation of Interim Financial Information
      The accompanying financial statements have been prepared by Diamond One, Inc. without audit in accordance with the requirements for Form 10-Q and
      Article 10 of Regulation S-X, and Regulation SB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 2005. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results for the entire year.

2.    Trade Names
      Diamond One, Inc. operates under its trade name The Gold and Diamond Exchange. The Company also does business as Colorado Coin and Coins and Collectibles Store.

3.    Common Stock
      During the nine month period ending October 31, 2005, 500,000 shares of common stock were issued as a result of the exercise of warrants. The exercise price is $0.01 per share, for an aggregate of $5,000 which has been recorded as a stock subscription receivable.

      On September 21, 2005, the Company's Board of Directors declared a stock dividend. As a result of the stock dividend, 9,503,600 shares of common stock were issued. Each shareholder of record on October 3, 2005, received two shares of common stock for each share of common stock held.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      During the nine months ended October 31, 2005:

     o Our revenues increased from the comparable period in the prior year. However, our gross profit margin was significantly higher due to the fact that most of our inventory last year was purchased from other coin dealers and the margins were substantially less when compared to buying our inventory from the public.

     o Our general and administrative expenses increased since we have added a part time security person and increased advertising expenses.

     o Our operations used $(51,424) in cash. Operating capital was provided by cash on hand at February 1, 2005 and a $26,500 loan from one of our officers.

      By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share in December 2004.

      Our plan of operation and capital requirements for the twelve months ended October 31, 2006 follows:

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
                                                                      --------
                                                                       $84,000
Controls and Procedures

      Robert Chramosta, our President and Troy Fullmer, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in their opinion our disclosure controls and procedures ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Chramosta and Mr. Fullmer there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                                     PART II


2. Recent Sales of Unregistered Securities and Use of Proceeds.

      During the nine months ended October 31, 2005 the Company issued 500,000 shares of its common stock to two persons as a result of the exercise of warrants.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of the shares described above.

      The holders of these 500,000 shares received an additional 1,000,000 shares as a result of the stock dividend discussed in Item 5 of this report.

5.    Other Information

      In September 2005 the Company's Board of Directors declared a stock dividend. As a result of the stock dividend each shareholder received two shares of common stock for each share of common stock held on October 3, 2005.

6. Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number                         Description

        31                           Rule 13a-14(a)/15d-14(a) certifications
        32                           Section 1350 certifications


      The Company did not file any reports on Form 8-K during the three months ended October 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2005.


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