Form 10KSB
period 2006-01-31
DIAMOND ONE INC
filed 2006-03-30
CIK 1281108

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2006
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No.     None

                                DIAMOND ONE, INC.
                     ----------------- -------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                             47-0892061
          ----------------------                ----------------------
         (State of incorporation)                    (IRS Employer
                                                   Identification No.)
      9648 East Arapahoe Rd., Suite A
        Greenwood Village, Colorado                             80112
    ----------------------------------------------         ---------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (303) 858-1177 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                        X
                           ------      ------
                             YES         NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):             Yes [ ]    No [X]

The Company's revenues for the most recent fiscal year were $ 592,309.

As of March 30, 2006 trading in the Company's common stock had not started. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 30, 2006 was $-0-.

As of March 30, 2006 the Company had 14,255,400 outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

     We operate under our trade names "The Gold and Diamond Exchange," and "Colorado Coin". We conduct business through our retail store which is located at 9648 East Arapahoe Rd., Suite A, Greenwood Village, CO 80112. Our website is: http://tgade.com and http://coloradocoin.com. Our store hours are 11 a.m. to 6 p.m., Monday through Friday. Our store is closed on Saturday and Sunday.

     Our goal is to become a  competitive  retailer  and  wholesaler  buying and
selling  rare  coins,  precious  metals,   precious  gem  stones,   jewelry  and
collectibles.

     Our ability to earn a profit will be dependent on a number of factors, including:

     o    Increasing our customer base and promoting repeat business

     o    Providing competitive prices and a wide selection of products;

     o    The success of our marketing campaign;

     o    The cost of advertising; and

     o    Favorable general economic conditions.

     With the exception of new issue coin sets, we buy virtually all of our inventory from walk-in customers, including jewelry from estate liquidators. We buy new issue coin sets directly from the U.S. Mint website.

Marketing

     Our target market is the retail public in the Denver metropolitan area. We plan to reach this market through a marketing strategy which is designed to attract retail customers, drive repeat business and build recognition of our trade name among the general public.

     Advertising. We will design our advertising to build brand equity and create awareness among the general public for our store. We advertise in print and on our web site. Depending on the availability of funds, we intend to use a mix of advertising methods, including:

     o    Word  of  mouth  referrals  and   recommendations  by  satisfied  coin
          professionals, collectors and enthusiasts;

     o Advertisements in print publications, such as yellow pages, magazines and newspapers;

     o    Online banners, text links and e-mail newsletters; and

     o Mailings of brochures to, among others, coin professionals, such as coin dealers, graders and authenticators, collectors and enthusiasts.

     We began advertising in the Yellow Pages in December 2003. The other phases of our marketing campaign will begin when we raise additional capital.

     By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

     Customer Service. We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our management is available via e-mail, generally, from 10:00 a.m. to 6:00 p.m., Mountain Time, Monday to Friday, and can also be reached by voicemail. In addition, customer service can be reached 7 days a week by email at service@tgade.com or service@coloradocoin.com with a response time of no more than 24 hours.

     Personal information obtained from our customers is used exclusively to process orders and we do not sell, trade or rent the information to other companies.

     We do not depend on one or several major customers.

Competition

     The rare coin and retail jewelry business is highly competitive. We compete with a large number of independent regional and local coin retailers, as well as with nationally recognized jewelry chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers and televised home shopping networks. Competition is expected to intensify in the future, which may result in fewer customers to our store and reduced revenues. Competition from other retail stores in our industry may result in price reductions and decreased demand for our products. Our current and potentials competitors have or will have longer operating histories, greater brand recognition and/or significantly greater financial, marketing and other resources than we do. Competitors may be able to provide customers with more favorable terms, better customer service and more extensive inventory.

     We believe that the following are the main competitive factors in our industry:

     o    Size, diversity and quality of inventory;

     o    Brand recognition;

     o    Customer service; and

     o    Product pricing.

     We compete by being one of the few rare coin retailers in Colorado and by selling jewelry, watches and other items at prices which are often lower than other stores in the Denver area. However, our ability to compete is hindered by our limited financial resources and lack of name recognition.

PureDepth

     On March 16, 2006, we entered into a definitive merger agreement with PureDepth, Inc., a California corporation.

     At the closing of the merger, PureDepth shareholders will receive shares of our capital stock representing approximately 90% of the voting power of our outstanding securities and voting power. In addition, the current directors and officers of PureDepth will become our management upon the closing of the merger.

     The merger is expected to close by March 31, 2006.

     PureDepth is developing what is known as Multi-Layer Display (MLD(TM)) technology. MLD technology allows the viewing of two completely different data feeds from separate computers on one monitor. PureDepth's MLD displays are scalable, from handheld devices to large screens, and are fully compatible with all applications and operating systems. PureDepth's MLD technology has applications in numerous fields, including:

     o    Financial
     o    Medical
     o    Defense/Homeland Security
     o    Avionics/Navigation
     o    Casino Gaming
     o    Kiosk/Video Displays

Stock Dividend

     On September 21, 2005, our Directors declared a stock dividend. As a result of the stock dividend, 9,503,600 shares of common stock were issued. Each shareholder of record on October 3, 2005, received two shares of common stock for each share of common stock held.

     During the year ended January 31, 2006 we issued 500,000 of common stock to two persons as a result of the exercise of warrants.

     The holders of these 500,000 shares received an additional 1,000,000 shares as a result of the stock dividend.

Employees

      As of April 30, 2006 we did not have any full time employees and had one part time employee.

Facilities

      Our executive offices and retail store are located at 9648 East Arapahoe Road, Suite A and consist of 842 square feet which we rent for $1,370 per month. The lease on this space expires in August 1, 2006. The space we currently occupy is expected to be adequate to meet our foreseeable future needs.

     We sublet our office space from Mark Bogani and Jeffrey Chatfield who are shareholders.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     We know of no legal proceedings to which we are a party or to which any of our property is the subject that are pending, threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.
---------------------------------------------------------------------------

     In March 2005 our common stock became eligible for trading on the OTC Bulletin Board under the symbol "DMDO". Our common stock first began trading on 8/31/2005. The following table shows the high and low sale prices of our common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not reflect actual transactions.

                                         Closing Sale Price
                                         ------------------
      Quarter Ended                      High           Low
      -------------                      ----           ---

      April 30, 2005                        0             0
      July 31, 2005                         0             0
      October 31, 2005                    .15          .575
      January 31, 2006                    .15         $1.75

     As of March 30, 2006 we had 14,255,400 outstanding shares of common stock and twenty shareholders of record.

     By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

     Holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors. The Board of Directors is not obligated to declare a dividend.

     On September 21, 2005, our Directors declared a stock dividend. As a result of the stock dividend, 9,503,600 shares of common stock were issued. Each shareholder of record on October 3, 2005, received two shares of common stock for each share of common stock held.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS
-----------------------------------------------------------------

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

     During the year ended January 31, 2005 our operations used $102,575 in cash, we spent $4,504 on furniture, show cases and leasehold improvements and we paid $27,369 for the costs of our public offering. Operating capital was provided by the sale of 251,800 shares in our public offering $37,770 and loans of $95,000 from our President, Robert Chramosta. The amounts borrowed from Mr. Chramosta were used to purchase inventory and are secured by our inventory, bear interest at 5% per year, and are due on May 31, 2006.

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

     During the year ended January 31, 2006 our operations used $66,485 in cash, we spent $1,315 on furniture, show cases and leasehold improvements. Operating capital was provided by sales, warrant exercise and loans of $26,500 from our President, Robert Chramosta. The amounts borrowed from Mr. Chramosta were used to purchase inventory and are secured by our inventory, bear interest at 5% per year, and are due on May 31, 2006.

     During the year ended January 31, 2006 our revenues increased as our retail store, which opened in August 2003, increased its customer base and sales. During this same period our gross profit margin was 14.8% of our revenues, which was an increase to our gross profit margin of 9.6% during the year ended January 31, 2005.

     During the year ended January 31, 2006 our general and administrative expenses increased due to an increase of sales.

     By means of a registration statement on Form SB-2 we sold 251,800 shares of our common stock at a price of $0.15 per share.

     The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the liabilities of Diamond One exceed the carrying value of its assets. Also, Diamond One does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations and to allow it to continue as a going concern. In addition, a shareholder of the company holds a demand note in the amount of the $121,500 (as of January 31, 2006) bearing interest at 5% per annum. During February 2006, each of the Company's officers loaned the Company $10,000, for an aggregate of $20,000. Under the current conditions, the company would have to liquidate its inventory and or other assets to satisfy this note.

     Although these factors raise substantial doubt about the ability of Diamond One to continue as a going concern, the accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

     Additionally, as mentioned in section one of this report, on March 16, 2006 the company entered into a definitive merger agreement with PureDepth, Inc. At the closing of the merger, PureDepth shareholders will receive shares of Diamond One capital stock representing approximately 90% of the outstanding securities and voting power of Diamond One, Inc. In addition, the current directors and officers of PureDepth will become the management of Diamond One upon the closing of the merger. The merger is expected to close by March 31,
2006

ITEM 7.   FINANCIAL STATEMENTS
--------------------------------

     See the financial statements attached to this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
---------------------------------------------------------

     N/A.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     Robert Chramosta, the Company's Chief Executive and Troy Fullmer, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Chramosta and Mr. Fullmer there have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's

ITEM 8B.  OTHER INFORMATION
---------------------------

     Not Applicable

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------

Name              Age                     Title
----              ---         -------------------------------

Robert Chramosta   39         President/Chief Executive Officer and a Director
Troy Fullmer       40         Secretary/Treasurer and a Director

     Robert S. Chramosta has served as our President, Chief Executive Officer and as a director since our inception on October 8, 2002. He has been self employed as a coin, diamond, jewelry and watch wholesaler since June 1990. Mr. Chramosta graduated from the University of Colorado (Boulder), in 1989 with a Bachelor of Science degree in Marketing.

     Mr. Chramosta has been a member of the American Numismatic Association since 1980. Mr. Chramosta was an authenticator and grader for the American Numismatic Association between 1987-88. Mr. Chramosta obtained his diamond grading certificate and his colored stone identification certificate from the Gemological Institute of America in 1992.

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

                                                      Other                              All
 Name and                                            Annual    Restricted               Other
  Principal                Fiscal                    Compen-      Stock      Options    Compen-
  Position                  Year   Salary   Bonus    sation    Awards (1)    Granted    sation
--------------------       -----   ------   -----   -------   ----------    ---------  -------

Robert Chramosta,           2006        -       -         -          -            -         -
  President and             2005        -       -         -          -            -         -
  Chief Executive           2004        -       -         -          -            -         -
  Officer

Troy L. Fullmer             2006  $29,300       -         -          -            -         -
Secretary and               2005  $24,000       -         -          -            -         -
Treasurer, since            2004  $24,000       -         -          -            -         -
September 2003.



(1) As of January 31, 2006, the number of shares of our common stock owned by the officers included in the table above, and the value of the shares at that date, were:

      Name                   Shares         Value
      ----                   ------         -----

      Robert Chramosta      4,500,000    $7,830,000
      Troy Fullmer          4,500,000    $7,830,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table shows the ownership of our common stock as of March 30, 2006, by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                          Shares
Name and Address of                    Beneficially              Percent of
Beneficial Owner                           Owned                    Class
-------------------                     ------------              ---------

Robert S. Chramosta                       4,500,000 *                32%
9648 East Arapahoe Rd.
Greenwood Village, CO  80112

Troy Fullmer                              4,500,000 *                32%
9648 East Arapahoe Rd.
Greenwood Village, CO  80112

Gulf Coast Capital, LLC                     750,000                 5.2%

*All Executive Officers and               9,000,000                  64%
   Directors as a group (two persons)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-----------------------------------------------------------

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

     In January 2004 we sold warrants to Gulf Coast Capital LLC and Sierra West Capital LLC for $5,000 in cash. Each warrant entitled the holder to purchase 250,000 shares of our common stock at a price of $0.01 per share at any time after December 31, 2004 and before December 31, 2006. Although we are not affiliated with Gulf Coast Capital nor Sierra West Capital, we sublet our office space from Mark Bogani and Jeffrey Chatfield. Mr. Bogani controls Gulf Coast

Capital LLC and Mr. Chatfield controls Sierra West Capital LLC. See Item 1 of this report for information concerning the terms of our lease.

     On September 21, 2005, our Directors declared a stock dividend. As a result of the stock dividend, 9,503,600 shares of common stock were issued. Each shareholder of record on October 3, 2005, received two shares of common stock for each share of common stock held.

     During the year ended January 31, 2006 we issued 500,000 of common stock to two persons as a result of the exercise of the warrants discussed above.

     The holders of these 500,000 shares received an additional 1,000,000 shares as a result of the stock dividend.

     During the year ended January 31, 2006 we borrowed $26,500 from Robert Chramosta to purchase inventory. The amounts borrowed from Mr. Chramosta are secured by our inventory, bear interest at 5% per year, and are due on May 31, 2006. During February 2006, each of the Company's officers loaned the Company $10,000, for an aggregate of $20,000. The total amount owed to Robert Chramosta is currently $131,500. The total amount owed to Troy L. Fullmer is currently $10,000.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

Exhibit
 Number  Exhibit Name                                              Page Number
-------  ------------                                              -----------

2        Agreement and Plan of Merger and Reorganization (2)         _____

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

(2) Incorporated by reference to the same exhibit filed with our Current Report on Form 8-K on March 30, 2006.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      The following table shows the aggregate fees billed to us for the years ended January 31, 2005 and 2006 by our independent auditors, Comiskey & Company.

                                                2005          2006
                                                ----          ----

            Audit Fees                       $10,851       $11,512
            Audit Related Fees             $     773             0
            Other Fees                      $  2,350        $1,580

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

                                Diamond One, Inc.

                              Financial Statements

                                January 31, 2006

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Report of Independent Registered Public Accounting Firm...............    F-1

Balance Sheet ........................................................    F-2

Statements of Operations .............................................    F-3

Statement of Changes in Stockholders' Equity (Deficit)................    F-4

Statements of Cash Flows .............................................    F-5

Notes to Financial Statements.........................................    F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Diamond One, Inc.


We have audited the accompanying balance sheet of Diamond One, Inc. as of January 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended January 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond One, Inc. as of January 31, 2006, and the results of its operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended January 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses since inception and has deficits in working capital and stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are also discussed in Note 1. The accompanying financial statements do not contain any adjustments which might be necessary if the Company is unable to continue in operation.


March 23, 2006
Denver, Colorado

                                                         /s/ Comiskey & Company
                                                       PROFESSIONAL CORPORATION

                                Diamond One, Inc.
                                  BALANCE SHEET
                                January 31, 2006

ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                          $   3,720
      Accounts receivable                                    3,228
      Inventory                                             79,804
                                                         ---------

      Total Current Assets                                  86,753
                                                         ---------

   FIXED ASSETS - AT COST
      Office equipment                                       5,761
      Furniture and fixtures                                16,705
      Leasehold improvements                                 3,353
                                                         ---------
                                                            25,819
      Less accumulated depreciation                          5,162
                                                         ---------
                                                            20,657
   OTHER ASSETS
      Deposits                                               1,000
                                                         ---------

         TOTAL ASSETS                                    $ 108,409
                                                         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITES
      Accrued expenses                                   $   9,177
      Note payable to officer                              121,500
                                                         ---------

      Total Current Liabilities                            130,677

   Stockholders' Deficit
      Preferred stock, $0.01 par value, 10,000,000
       shares authorized, no shares issued or outstanding        -
      Common stock; $0.001 par value, 60,000,000
       shares authorized, 14,255,400 shares issued
       and outstanding                                       14,256
      Additional paid in capital                            181,549
      Stock subscription receivable                         (5,000)
      Accumulated deficit                                 (213,073)
                                                         ----------

      Total Stockholders' Deficit                          (22,268)
                                                         ----------

         Total Liabilities and Stockholders' Deficit     $ 108,409
                                                         =========

                                       F-2
   The accompanying notes are an integral part of these financial statements.

                                Diamond One, Inc.
                            STATEMENTS OF OPERATIONS
              For the Fiscal Years Ended January 31, 2006 and 2005

                                                   2006           2005
                                                   ----           ----

Revenues                                        $ 592,309      $ 465,209

Cost of sales                                     504,632        420,694
                                                ---------      ---------

Gross profit                                       87,677         44,515

General and administrative expenses               128,818         96,957
                                                ---------      ---------

Net loss from operations                          (41,141)       (52,442)

Other income and expenses:
      Interest expense                             (5,354)        (3,588)
                                                ----------     ----------

Net Loss                                        $ (46,495)     $ (56,030)
                                                ==========     ==========

Net loss per share, basic and diluted               (NIL)          (NIL)
                                                =========      =========

Weighted average number of shares of
      common stock outstanding                  13,706,771     12,108,114
                                                ==========     ==========

                                       F-3
   The accompanying notes are an integral part of these financial statements.

                                Diamond One, Inc.
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For
                the Fiscal Years Ended January 31, 2006 and 2005


                                                            Additional      Stock                           Total
                                  Common Stock               Paid-in    Subscriptions   Accumulated      Stockholders
                             Shares           Amount          Capital     Receivable      Deficit      Equity (Deficit)
                             ------           ------        ----------  -------------   -----------    ----------------

Balance, January 31, 2004   4,000,000       $   4,000        $ 171,900   $       -       $(101,044)       $  74,856

Common stock issued for
 cash, at $0.15 per share,
 December 2004                251,800             252           37,518           -               -           37,770
Stock issuance costs                -               -          (32,369)          -               -          (32,369)
Net loss for the fiscal year
 ended January 31, 2005             -               -                -           -         (56,030)         (56,030)
                           -----------     -----------      -----------  ----------    ------------      ------------
Balance, January 31, 2005   4,251,800           4,252          177,049           -        (157,074)          24,227

Common stock issued for
 cash, exercise of warrants
 at $0.10 per share           500,000             500            4,500      (5,000)              -                -
Common stock issued as
   Stock dividend           9,503,600           9,504                -           -          (9,504)               -
Net loss for the fiscal
 year ended January 31, 2006        -               -                -           -         (46,495)         (46,495)
                           -----------     -----------      -----------  ----------    ------------      ------------
Balance, January 31, 2006  14,255,400      $   14,256       $  181,549   $  (5,000)    $  (213,073)      $  (22,268)
                           ===========     ===========      ===========  ==========    ============      ============


                                       F-4
   The accompanying notes are an integral part of these financial statements.

                                Diamond One, Inc.
                            STATEMENTS OF CASH FLOWS
              For the Fiscal Years Ended January 31, 2006 and 2005


                                                      2006           2005
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (46,495)     $ (56,030)
   Adjustments to reconcile net loss to net cash
   flows used in operating activities:
      Depreciation                                     2,615          1,959
      Increase in inventory                          (26,323)       (50,836)
      Increase in accounts receivable                   (854)        (1,271)
      Increase in accrued expenses                     4,572          3,603
                                                   ---------      ---------

Net cash used in operating activities                (66,485)      (102,575)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                 (1,315)        (4,504)
                                                   ----------     ----------

Net cash flows from investing activities              (1,315)        (4,504)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to officer              26,500         95,000
   Proceeds from the issuance of common stock              -         37,770
   Payment of offering costs                               -        (27,369)
                                                   ---------      ----------

Net cash flows from financing activities              26,500        105,401
                                                   ---------      ---------

Net increase (decrease) in cash                      (41,300)        (1,678)

Cash and cash equivalents, beginning of year          45,020         46,698
                                                   ---------      ---------

Cash and cash equivalents, end of year             $   3,720      $  45,020
                                                   =========      =========

                                       F-5
   The accompanying notes are an integral part of these financial statements.

                                Diamond One, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006

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

Presentation as a Going Concern

   The Company has sustained recurring losses from operations since inception, and has a working capital deficit of $43,924 with a deficit in equity of $22,268 at January 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The majority of the working capital and equity deficits have been funded by a demand note from a shareholder, bearing interest at 5%, with a balance of $121,500 at January 31, 2006. The ability of the Company to satisfy this note under the current conditions would require liquidation of its inventory and other assets. The shareholder has not made a demand for payment of this note. As further disclosed in footnote 7, the Company has entered into a merger agreement which, if consummated, will result in a change in control of the Company, and a change in business plan of the Company.

Revenue Recognition
   The Company records income and expenses on the accrual method. Revenues are recognized when the item is purchased and delivered to the retail customer. Costs of sales associated with this revenue are specifically identifiable.

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

                                Diamond One, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                January 31, 2006

1. Summary of Significant Accounting Policies (continued)

Statement of Cash Flows
   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share
   Basic loss per share has been calculated based upon the weighted average number of shares outstanding. The effect of outstanding common stock purchase warrants is considered anti-dilutive and is not presented. Stock dividends, which are in essence stock splits, are included in weighted average outstanding shares for all periods presented.

Use of Estimates
   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
   SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the periods ended January 31, 2006 and 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock-Based Compensation
   In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period.

Depreciation
   Depreciation for both financial reporting and tax purposes is provided on the straight-line and accelerated methods over the following estimated useful lives:

                  Office equipment               5-7  years
                  Furniture and fixtures        5-15  years
                  Leasehold Improvements           9  years

   Depreciation expense included in general and administrative expenses was $2,615 and $1,959 for the fiscal years ended January 31, 2006 and 2005, respectively.

                                Diamond One, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                January 31, 2006

1. Summary of Significant Accounting Policies (continued)


Advertising
   Advertising costs are expensed as occurred. Advertising expense included in general and administrative expenses was $22,117 and $15,325 for the fiscal years ended January 31, 2006 and 2005, respectively.

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

Accounting Changes and Error Corrections
   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The adoption of this new Statement is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

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

                                Diamond One, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                January 31, 2006

2.   Stockholders' Equity (continued)

   The Company issued 3,000,000 shares of common stock to related parties for services. The stock was issued to a director and former director of the Company. At the time of issuance, there was no market for the shares and no shares had been sold. The individuals provided their expertise and past experiences in formulating a business plan, scouting locations for the retail store, and providing contacts for proper facility set up. For financial statement purposes, the Company recorded expenses equal to the fair value of the services rendered, at $0.01 per share, for a total of $30,000 during the initial period from inception (October 8, 2002) to January 31, 2003.

   On September 21, 2005, the Company's Board of Directors declared a stock dividend. As a result of the stock dividend, 9,503,600 shares of common stock were issued. Each shareholder of record on October 3, 2005, received two shares of common stock for each share of common stock held. The dividend is in essence a stock split treated as a dividend and increased the previously outstanding shared by 300%. Retained earnings have been reduced by the par value of the shares issued in the stock dividend.

Stock Options and Warrants
   The Company has issued common stock warrants in exchange for cash and services. The warrants are exercisable on January 1, 2005 and expire on December 31, 2006. The terms and conditions of each warrant grant are specified by the board of directors. During the fiscal year ended January 31, 2006, 500,000 shares of common stock were issued as a result of the exercise of warrants. The exercise price is $0.01 per share, for an aggregate of $5,000, which has been recorded as a stock subscription receivable. A summary of warrant activity is as follows:


                                                   Weighted
                                         Shares     Average               Weighted
                                         Under      Exercise   Warrants   Average
                                        Warrants     Price    Exercisable  Price
                                      ------------ ---------- ----------- --------
         Warrants outstanding as of
              January 31, 2004           500,000     $  .10         -      $  .10
         Warrants granted                      -          -         -           -
         Warrants exercised                    -          -         -           -
                                      -----------  ---------  --------    --------

         Warrants outstanding as of
              January 31, 2005           500,000     $  .10   500,000      $  .10
         Warrants granted                      -          -         -           -
         Warrants exercised             (500,000)    $  .10  (500,000)     $    -
                                      -----------  ---------  --------    --------

         Warrants outstanding as of
              January 31, 2006                 -     $    -         -      $    -
                                      ===========  =========  ========    =========


                                Diamond One, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                January 31, 2006

3. Lease Agreement
   The Company rents its retail space under a sub-lease agreement with persons who are shareholders of the Company. The lease is for three years and expires on July 31, 2006. The current holders of the lease do not plan on renewing the lease. The future minimum lease payments through July 31, 2006 are $8,206. The company also has leasehold improvements with a net book value of $2,829, which will be expensed at the termination of the lease agreement.

4. Income Taxes
   A deferred tax asset of $43,000 at January 31, 2006 relates to net operating losses and deductible temporary differences. Management does not consider it more likely than not that the entire deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance increased by $13,000 and $19,000 for the years ended January 31, 2006 and 2005, respectively. The net operating losses will expire in years 2022 through 2026.

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

6. Related Party Transactions
   The Company has a short term note payable to an officer of the Company. The note bears interest at a rate of 5% per year, is secured by inventory and is due May 31, 2006. The principle balance of the note was $121,500 for the year ended January 31, 2006. The Company owed accrued interest of $7,412 for the year ended January 31, 2006.

7.    Subsequent Events

   During February 2006, each of the Company's officers loaned the Company $10,000, for an aggregate of $20,000.

   On March 16, 2006, Diamond One, Inc. entered into a definitive merger agreement with PureDepth, Inc. At the closing of the merger, PureDepth shareholders will receive shares of Diamond One capital stock representing approximately 90% of the voting power of outstanding securities of Diamond One. In addition, the current directors and officers of PureDepth will become the management of Diamond One upon the closing of the merger. The merger is expected to close by March 31, 2006.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2006.

                                  DIAMOND ONE, INC.


                                 By:  /s/ Robert S. Chramosta
                                      ---------------------------------------
                                      Robert S. Chramosta, President and Chief
                                      Executive Officer


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

Signature                            Title                    Date


/s/ Robert S. Chramosta             Director              March 30, 2006
-------------------------
Robert S. Chramosta


/s/ Troy Fullmer                    Director              March 30, 2006
-------------------------
Troy Fullmer