Form 10QSB
period 2006-04-30
PUREDEPTH, INC.
filed 2006-06-29
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: None

PureDepth, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4831825 (I.R.S. Employer Identification No.)

255 Shoreline Drive, Suite 610, Redwood City, California 94065
(Address of principal executive offices)

(650) 632-0800
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 14, 2006 there were 58,644,445 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

April 30, 2006
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,002,205
Other current assets	122,942
Assets held for sale	145,564
Total current assets	4,270,711

Property & Equipment (net)	254,563

Other Assets:
Intellectual Property (net)	2,549,987
Other Assets held for sale	21,002
Total intangible assets	2,570,989

Total assets	$7,096,263

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion - notes payable	180,765
Accounts payable	496,704
Accrued expenses	62,862
Liabilities held for sale	156,597
Total current liabilities	896,928

Note payable	499,139

Total liabilities	1,396.067

Shareholders' equity
Preferred stock series A, $0.01 par value, 1,000,000 shares authorized, 233,118.55 shares issued & outstanding	2,331
Common stock, $0.001 par value 60,000,000 shares authorized, 6,255,400 shares issued & outstanding	6,255
Subscriptions received	50,000
Additional paid-in-capital	20,418,396
Additional paid-in-capital options & warrants	5,128,590
Accumulated deficit	(19,194,475)
Accumulated other comprehensive income (loss)	(710,901)
Total shareholders' equity	5,700,196

Total liabilities and shareholders' equity	$7,096,263

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME / (LOSS)
(Unaudited)
	Three months ended April 30,		Inception to
	2006	2005	April 30, 2006
Net sales	$-	$-	$-

Costs and expenses
Depreciation and amortization	137,396	120,247	2,487,477
Sales and marketing	924,757	182,251	1,940,004
Professional fees	317,939	102,075	1,922,891
Loss on fixed asset disposal	-	5,444	111,194
General and administrative	1,956,951	330,267	12,613,343
Research and development	1,161,547	433,150	2,993,158
Total operating expenses	4,498,590	1,173,434	22,068,067

Operating loss	(4,498,590)	(1,173,434)	(22,068,067)

Other income (expense)
Interest, net	19,624	(49,828)	(932,788)
Grant receipts	1,850	7,324	682,625
Foreign exchange gain	24,760	83,494	423,618
Other Income	89,899	90,796	2,682,490
Total other income	136,133	131,786	2,855,945

Loss before income tax	(4,362,457)	(1,041,648)	(19,212,122)

Income tax provision	-	-	-

Loss from continuing operations	(4,362,457)	(1,041,648)	(19,212,122)

Income from discontinued operations, net of income tax	17,647	-	17,647

Net loss	(4,344,810)	(1,041,648)	(19,194,475)

Other comprehensive income (loss)
Net loss per statement of operations	(4,344,810)	(1,041,648)	(19,194,475)
Foreign currency translation adjustments	33,132	(96,399)	(710,901)
Comprehensive income (loss)	$(4,311,678)	$(1,138,047)	$(19,905,376)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(0.09)	$(1.34)
Income from discontinued operations, net of income tax	-	-	-
Net income (loss)	$(0.09)	$(0.09)	$(1.34)

Weighted average shares outstanding, basic and diluted	46,194,409	11,336,118	14,382,618

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended April 30,		Inception to
	2006	2005	April 30, 2006
Cash flows from operating activities:
Net loss	(4,344,810)	(1,041,648)	(19,194,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,396	120,247	2,487,477
Non-cash compensation expense	3,141,538	271,586	5,751,994
Non-cash interest expense	3,579	68,978	148,669
Loss on disposal of fixed assets	-	5,444	111,194
Foreign exchange (gain)	(24,760)	(83,494)	(423,618)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	46,436	21,886	(25,559)
(Increase) decrease in prepayments	(43,894)	34,460	(97,378)
Increase (decrease) in payables to other creditors and accruals	(36,066)	200,752	48,704
Increase in accounts payable	204,328	113,209	496,704
Increase in accrued interest	5,441	24,693	10,579
Net cash used in operating activities	(910,812)	(263,890)	(10,685,709)

Cash flows from investing activities:
Payments for purchases of fixed assets	(159,081)	(107,824)	(1,179,880)
Expenditures - intellectual property	(67,429)	(81,692)	(2,954,878)
Net cash used in investing activities	(226,510)	(189,516)	(4,134,758)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	-	-	9,660,690
Proceeds from issuance of Series A preferred stock	4,227,472	-	4,577,472
Proceeds from short term financing	-	-	29,585
Principal payments on short term financing	(23,136)	-	(23,136)
Issuance of related party note payable	-	745,212	5,221,768
Principal payments on short term financing	-	-	(594,441)
Stock subscriptions received	50,000	-	50,000
Net cash provided by financing activities	4,524,336	745,212	18,921,938

Effect of exchange rate changes on cash and cash equivalents	(27,193)	138,626	(99,266)

Net increase in cash and cash equivalents	3,144,207	430,432	4,002,205

Cash and cash equivalents at beginning of period	857,998	114,817	-
Cash and cash equivalents at end of period	$4,002,205	$545,249	$4,002,205

Supplemental cash information:

Notes and accrued interest converted to stock	$774,330	$2,704,784	$5,598,620
Cash paid for interest	1,169	20	$849,749
Cash paid for income taxes	-	-	-
Purchase of intellectual property via issuance of note payable	-	-	$1,257,929

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of PureDepth, Inc. (“the Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the ten months ended January 31, 2006 and year ended March 31, 2005. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.

The accompanying condensed financial statements for the interim period should be read in conjunction with the audited financial statements contained in the Form 10-KSB for the period ended January 31, 2006 included in the Company's Current Report on Form 8-K/A filed with the Commission on June 16, 2006.  Those statements contain a summary of significant accounting policies.

Note 2 -Description of Business

The Company - Description of Business

PureDepth, Inc., along with our wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL), and our predecessor parent entity, Deep Video Imaging Limited (DVIL), (collectively, the Company) develops, manufactures, markets and supports multi-layer display technology (MLD™). The Company’s technology has gaming, military, automotive and handheld video display applications.

The Company is deemed a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises due to its continuing research and development activities related to making its multi-layer display technology (MLD™) economically viable for its targeted applications.

Note 3 - Forward Triangular Merger

On March 31, 2006 and pursuant to an Agreement and Plan of Merger and Reorganization dated March 16, 2006, the Company entered into a forward triangular merger with PureDepth Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Diamond One, Inc., a Colorado corporation quoted on the Over the Counter Bulletin Board. As a result of the merger, PureDepth Technologies, Inc. succeeded to the business of PureDepth, Inc. and survived as a wholly owned operating subsidiary of Diamond One, Inc. The merger was effected by the filing of a certificate of merger with the Delaware Secretary of State on March 31, 2006.

At the effective time of the merger, the legal existence of the Company ceased and all of the approximately 23,311,855 shares of the Company’s common stock that were outstanding immediately prior to the merger were cancelled. Simultaneously, the Company’s former shareholders received an aggregate of 233,118.55 shares of Diamond One, Inc’s Series A Preferred Stock, representing approximately 89% of the registrant’s outstanding voting power after the merger. In addition, all securities convertible into and exercisable for shares of the Company’s common stock (e.g., options and warrants) that were outstanding immediately prior to the merger were cancelled, and their holders received similar securities for the purchase of Diamond One, Inc. common stock. In total, immediately following the merger, former holders of Company securities held approximately 93% of the outstanding common stock of Diamond One, Inc. on a fully diluted basis.

Prior to the merger and pursuant to authority granted to it by the registrant’s articles of incorporation, as amended, Diamond One, Inc’s board of directors approved and adopted a Certificate of Designation relating to a new class of preferred stock denominated “Series A Preferred Stock.” On May 9, 2006, upon the effectiveness of the amended Diamond One, Inc’s articles of incorporation increasing the number of shares of authorized common stock, all outstanding shares of Series A Preferred Stock automatically converted into shares of common stock on a 229.021-for-1 basis.

The merger represented a change in control of Diamond One, Inc. inasmuch as greater than 50% of the issued and outstanding voting stock of the registrant on a post-merger basis was held by the former holders of the Company‘s capital stock. In addition, and simultaneously with the effectiveness of the merger, the board of directors of Diamond One appointed Messrs. David Hancock, Fred Angelopoulos and Mark Kalow to its board of directors, and directors Troy Fullmer and Robert Chramosta thereupon resigned. Moreover, Messrs. Fullmer and Chramosta resigned their positions as officers of Diamond One, Inc. In their place, Fred Angelopoulos was appointed as its Chief Executive Officer and President, and Kristin Bowman was appointed as Chief Operating Officer, Secretary and Acting Chief Financial Officer, subsequently replaced as Acting Chief Financial Officer by Fred Angelopoulos on June 13, 2006.

For a full description of the forward triangular merger transaction refer to the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006 and June 16, 2006, respectively.

The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

	Three months ended April 30,
	2006	2005
Net Sales	$-	$-
Operating loss	(4,498,590)	(1,173,434)
Other income (expense)	136,133	131,786
Income from discontinued operations	17,647	2,598
Pro-forma net loss	(4,334,719)	(1,039,050)
Pro-forma net loss per share *	$(0.09)	$(0.06)
Pro-forma Weighted average shares outstanding	50,340,947	17,591,518

* Pro-forma net loss per share is computed as if all preferred shares are converted as of the beginning of the period.

Note 4 - Stockholder’s Equity

On January 31, 2006, PureDepth, Inc. (CA) had 16,712,769 shares outstanding, including 1,071,158 shares issued in a private placement offering. In March 2006, it issued  31,800 shares pursuant to the exercise of an option and 6,567,286 shares as a continuation of the private placement offering. PureDepth, Inc. (CA) thus had 23,311,855 common shares outstanding immediately prior to the merger on March 31, 2006.

On March 31, 2006, all then-existing PureDepth, Inc. (CA) shares were converted into 233,118.55 Preferred A shares in PureDepth, Inc. (Delaware).

Diamond One, Inc. had 6,255,400 common shares outstanding immediately prior to the merger, which became 6,255,400 common shares in the surviving entity PureDepth, Inc. (Delaware).

Following the balance sheet date, on May 9, 2006, the 233,118.55 Preferred A shares converted into 53,389,045 PureDepth, Inc. (Delaware) common shares.

Note 5 - Stock Option Plan

Prior to the merger, and effective March 31, 2006, the Board of Directors of PureDepth, Inc. (California) approved and authorized an amendment and restatement of its Second Amended and Restated Executive Share Option Plan No. 3 (the “Prior Plan”) into the 2006 Stock Incentive Plan (the “Plan”) and entered into agreements with each of the existing option holders whereby such option holders agreed that the Plan would thereafter govern their respective options. The amendment had no effect upon the number of options or the strike prices.

Prior to the merger, a former employee of PureDepth, Inc. (California), exercised 31,800 options (as adjusted for the merger, 72,829 options) in the Company at a strike price of $0.65 per share. These shares were paid for and issued in full during the quarter.

As a result of the forward triangular merger, all unvested stock options issued under the Plan vested upon the effective date of the merger, March 31, 2006.

Options issued under the Company’s Prior Plan, except those issued to David Hancock and Keith Phillips, carried certain anti-dilution rights with respect of company securities issued prior to the merger transaction. Upon closing of the private placement offering of PureDepth, Inc. (California) on March 1, 2006, further options were deemed to be issued to various holders under the Plan holding anti-dilution rights with subsequent vesting of those options occurring under the accelerated vesting provisions on the reverse acquisition date, being March 31, 2006. These anti-dilution rights terminated at the effective time of the merger, and were not carried forward under the Plan.

A summary of option activity under the Prior Plan (on or prior to March 31, 2006) and the Plan (after March 31, 2006) as of April 30, 2006, and changes during the quarter then ended is presented below.

Options	Shares (1)	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term (months)	Aggregate Intrinsic Value ($000)
Outstanding at Jan. 31, 2006	9,576,046	$0.28	8	$17,428
Granted	2,947,533	$0.29	14	$5,327
Exercised	(72,829)	$0.28	8	$(132)
Forfeited or expired	( -)	-	-	-
Outstanding at April 30, 2006	12,450,570	$0.28	12	$22,623
Exercisable at April 30, 2006	12,450,570	$0.28	12	$22,623

(1) Outstanding options of Pure Depth, Inc. were adjusted effective upon the date of the merger in the same ratio as the share exchange (2.29021), thereby increasing the number of option shares and reducing the previous exercise price from $0.65 to $0.28 per share or $1.00 to $0.44 per share, as applicable.

The weighted-average grant-date fair value of options granted during the quarter ended April 30, 2006 was $0.72, as adjusted $0.32, per share. No new options were granted in the corresponding quarter of the previous year.

As of March 31, 2006, all previously unvested options became immediately exercisable as a result of the merger with Diamond One, and all remaining deferred option cost was charged to expense.

Note 6 - Income Taxes

For the quarter ended April 30, 2006, the Company incurred net operating losses of $4,344,810 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

At January 31, 2006, PureDepth, Inc. (California) had both a federal and state net operating loss carry-forward of $1,016,582. Further, there were foreign net operating loss carry-forwards of $3,102,917 in respect of PureDepth, Inc’s. foreign subsidiaries.

In addition, at January 31, 2006, Diamond One, Inc. reported approximately $43,000 of federal and state net operating losses, but has not assessed the current status of net operating loss carry-forwards following reorganization.

Net operating loss carry-forwards, if not utilized, will begin to expire within twenty years for federal purposes and within ten years for California purposes. The foreign net operating tax loss carry-forward can be carried forward indefinitely unless a change in ultimate control of the loss companies results.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is currently more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets.

Note 7 - Related Party Transactions

During the quarter ended April 30, 2006 the Company entered into the following related party transactions:

•
On February 23, 2006 the Company’s majority shareholder, K1W1, converted loans in the aggregate amount of $774,330 as part of the Company’s private placement offering into 386,143 units consisting of 772,286 shares of common stock, warrants to purchase an aggregate of 386,143 additional shares of common stock at an exercise price of $2.75 per share (A Warrant) (merger adjusted - $1.20 per share), and warrants to purchase an aggregate of 386,143 additional shares of common stock in the Company at an exercise price of $2.00 per share (B Warrant) (merger adjusted - $0.87 per share). The outstanding interest in relation to the loan was forgiven by the shareholder effective at this date.

•
Prior to the merger, on March 31, 2006 the Company issued options to purchase 232,933 shares of common stock at an exercise price of $0.43664 (as adjusted for the merger) to Mark Kalow pursuant to his agreement to serve as a director.

Note 8 - Subsequent Events

Reincorporation Merger

On May 5, 2006, Diamond One, Inc., (the parent of the Company after completion of the forward triangular merger) held a special meeting of the shareholders to consider and act upon the following corporate actions:

(a)	a proposal to adopt amended and restated articles of incorporation for Diamond One, Inc.; and

(b)
a proposal to reincorporate Diamond One, Inc. in the State of Delaware by merging Diamond One, Inc. with and into PureDepth Technologies, Inc., the wholly owned subsidiary of Diamond One, Inc. with PureDepth Technologies, Inc. surviving the merger.

On May 8, 2006 the name of PureDepth Technologies, Inc., (Delaware) was changed to PureDepth, Inc. On May 9, 2006, Diamond One, Inc. filed its Amended and Restated Articles of Incorporation with the Secretary of State of Colorado, changing its name to “PureDepth, Inc.”

The short-form merger and reincorporation was consummated on May 30, 2006, with PureDepth, Inc. (formerly known as PureDepth Technologies, Inc.) surviving the merger. The charter documents of PureDepth, Inc. (formerly known as PureDepth Technologies, Inc.) became the effective charter documents of the Company. These proposals were both approved at the meeting by approximately 72% of the shareholders entitled to vote on the proposals.

Conversion of Preferred Stock

On May 9, 2006 all 233,118.55 shares of the registrant’s Series A Preferred Stock issued in the acquisition of Diamond One were converted into an aggregate of 53,389,045 shares of common stock, giving the registrant a total of 58,644,445 shares of common stock and no shares of preferred stock (also taking into account a transfer to the Company of 1,000,000 shares of its outstanding common stock on the same date as disclosed below under "Divestiture of Former Business").

The conversion was effected pursuant to the terms of the Certificate of Designation for the registrant’s Series A Preferred Stock, which provided that all outstanding preferred shares of that series would automatically convert, on a 229.021 for 1 basis, upon an increase in the number of shares of common stock authorized for issuance under the registrant’s articles of incorporation.

Summary of Capitalization Including Subsequent Events

As of June 29, 2006 there are outstanding securities convertible into or exercisable for an aggregate of 31,714,097 shares of common stock. This is comprised of 12,450,569 options and 19,263,527 warrants. The common stock is quoted for trading on the OTC Bulletin Board under the symbol “PDEP.”

Divestiture of Former Business

On May 9, 2006, pursuant to the exercise of an Option Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them.

Prior to the forward triangular merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned operated by Diamond One, to Numismatic Capital Group. The exercise of the Option Agreement effectively divested the Company of the entire coin and exchange business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our financial reports and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

All statements in this Quarterly Report on Form 10-QSB, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

Overview

We are a development stage technology company whose business is the commercialization of innovative technology incorporating a third dimension of “depth” into a smart, compact video display device. Multi-Layer Display (MLD™). MLD™ builds upon existing Single-Layer Display (SLD) technology to potentially redefine the way the user interacts with his or her screen by providing two or more display layers in a stacked arrangement. Each layer is physically separated by real depth (as opposed to perceived or simulated depth), which allows for distinct new ways in which to view, monitor and interact with displays. Moreover, the physical separation and real depth of the display layers results in a perception that natural and convincing to the user.

Our technology was originally invented and developed in New Zealand. As part of our program to commercialize our technology, PureDepth, Inc. was formed as a California corporation as the successor-in-interest to a New Zealand corporation, Deep Video Imaging Limited (founded in 1999), as part of an effort to reorganize Deep Video Imaging Limited and its affiliates “PureDepth Limited” and “PureDepth Incorporated Limited.” Through two merger transactions completed on March 31, 2006 and May 30, 2006, respectively, this California company and subsidiaries reorganized in a transaction with a Colorado corporation formerly known as Diamond One, Inc. The company surviving the merger transactions was PureDepth, Inc. (Delaware) which is the registrant.

Plan of Operations

We will continue to manage our operations and cash resources in a manner consistent with our expectation that we should be able to satisfy cash requirements through the end of fiscal 2007.

Our main operating costs include compensation for employees; ongoing research and development of our technology; rental for premises in both Redwood City, CA and Auckland, New Zealand; and potential stock option expense.

Our research and development plans closely track our business plan, focusing on four categories of expenses:

•	“pure research” (such as improved and alternative display backlight solutions)

•	patent development around its pure research gains, as well as support to existing core patents

•	prototype development for partner/customer applications, and

•	design development, once again, specifically tailored to partners/customers.

Currently we estimate that we will spend up to $2,000,000 on research and development activities over the next 12 months.

Other than our research and development expenditures, there are no significant capital equipment purchases expected during the next 12 months.

We currently anticipate increasing the number of employees from 20 to 21. This may be increased to 26, but is subject, however, to our cash resources and operational requirements at the relevant time.

Although we do not believe that we will need to raise cash to operate through fiscal year 2007, we may consider undertaking further capital raising within such period, possibly in the form of either debt or equity, or a strategic partnership. In addition, we may consider utilizing currently outstanding derivative securities, such as warrants or options, as a means for providing cost-efficient financing in the future.

Financial Results

During the quarter ended April 30, 2006 we had a net loss of $4,344,810, which includes income of $17,647 from discontinued operations held for sale and $3,141,538 in non-cash compensation. There was no revenue recorded for licensing or other exploitation of the intellectual property.

For the quarter ended April 30, 2006, our general and administrative expenses increased $1,626,684 to $1,956,951 from $330,267 recorded in the corresponding period of the preceding fiscal year. We incurred additional personnel, contracting and facilities costs in the three months ended April 30, 2006 as compared with the same period in 2005 (including the non-recurring costs associated with the capital raising, merger and related activities, including advisory, finders, legal, accounting and audit costs) as a result of increased product development and the establishment of our US headquarters in mid-year 2005.

In addition, we expensed the previously deferred value of stock options, which became fully vested during the quarter, for a total of $1,797,503, recorded non-cash compensation of $493,663 for a placement agent warrant granted in connection with our private placement, and recorded $850,372 to fulfill anti-dilution provisions of pre-existing options. In total, non-cash compensation represented $3,141,538, or 70% of our total operating expenses, during the quarter ended April 30, 2006, as compared with $271,536, or 23% of expenses in the comparative quarter of 2005.

Research and development increased $728,397 from $433,150 for the quarter ended April 30, 2005 to $1,161,547 for the quarter ended April 30, 2006, due to additional salaries and contract labor supporting enhancements to our existing products. This increase included capital equipment costs and costs associated with delivering on our contractual undertakings, as well as non-cash compensation of $568,246.

In addition, professional fees increased $215,864 from the quarter ended April 30, 2005 to $317,939 for the quarter ended April 30, 2006 as compared to $102,075 for the same period in 2005. This is largely due to increased legal, accounting and auditing services undertaken by the Company as a direct result of financial reporting requirements arising from the merger with Diamond One, Inc. and trading on a public market.

Sales and marketing expenses increased $742,506 from $182,251 in the quarter ended April 30, 2005 to $924,757 in the quarter ended April 30, 2006, as expenses remained flat, with current higher non-cash compensation of $715,927.

Of the non-cash compensation, 81% or $2,551,082 was due to adjustments of the prior stock option plan enabling prior grantees to maintain similar rights after the merger event.  This is expected to be non-recurring.

Liquidity and Capital Resources

During the quarter ended April 30, 2006 our operations used $910,812 in cash, we spent $159,081 on fixed assets, and paid $67,429 on our intellectual property. Operating capital was provided by the receipt of $4,277,472 net from stock subscriptions received during the quarter under our private placement offering closing on March 1, 2006.

The above level of working capital includes the conversion of $774,330 of working capital loans received from K1W1 prior to the end of fiscal year 2006 to common stock. This loan accrued interest at 10% per annum and was, together with such accrued interest, to be repayable on demand. Interest accrued at the time of conversion was, however, forgiven by the majority shareholder.

During the quarter we have continued to develop our technology to support of two development and sales contracts executed with Sanyo and DRS Electronic Systems, Inc. prior to the end of fiscal year 2006. No additional development or sales contracts were secured during the quarter ended April 30, 2006.

Our cash requirements and potential capital raises are discussed above under the heading Plan of Operations.

In May 2006, we leased additional premises in Redwood City, California which beginning in June will require future minimum lease payments of $4,910 per month from June 2006 through May 2008.

We have issued options to various persons pursuant to the predecessor plans of our current 2006 Stock Incentive Plan. At April 30, 2006 we had vested options of 12,450,570 outstanding under the current Stock Option Plan 2006 (the Plan). As part of our recruitment program for critical personnel, we expect to issue at least 500,000 or more stock options over the coming months.

Subject to approval of our board of directors, the 2006 Stock Incentive Plan allows option holders to exercise options using a “cashless exercise,” whereby the Company uses entitled shares as payment for the exercised options. While the exercise of stock options will generally increase immediate working capital, the approval of a cashless exercise by our board of directors would impact directly on the extent of this working capital and our ability to use existing options as a capital resource.

Costs associated with the grant of stock options are expensed over the projected service period of the options, which approximates the vesting period. At April 30, 2006, the Company has recognized a total of $5,751,994 of stock option expense, of which $3,141,538 relates to the current quarter.  With respect to currently issued stock options, the Company has no further option costs to be recognized in fiscal 2007.

Provision for State and Federal Income Taxes

From inception through April 30, 2006, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have recorded a full valuation allowance as the realizeability of our net operating loss carry-forwards is not determinable.

Critical Accounting Policies

In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition have been expanded and are discussed below. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Amortization

Our intellectual property such as patents are classified as a definite-lived identifiable intangible asset and amortized over their useful lives. The expense shown reflects management’s judgments of the period that the assets will generate revenues and the expected residual value, if any. Management must also periodically evaluate the remaining useful life of an intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Stock-Based Compensation Expense

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Factors Affecting Future Results

Development & Sales Contracts

Our ability to deliver on our existing customer contracts for the development and sale of our multi-layered technology, in addition with our ability to negotiate and secure additional development and sales contracts at both a domestic and international level, will materially impact on our future financial position, cash flows and results of operations.

Development of New Technology

If we are unable to innovate and develop attractive new products, our business will likely be adversely affected. We expect to derive a substantial portion of our estimated revenues from the incorporation of the MLD™ technology into innovative new products for sale. The process of developing and marketing new products is generally complex and uncertain, and involves a number of risks including the following:

•	We may be unable to obtain adequate funding and resources necessary for investments in new products and technologies;

•	Our investment and commitment of significant resources may not result in successful new products or technologies;

•	We may misunderstand our customers’ perceived product needs and desires;

•
We may not be able to anticipate successfully the new products and technologies which will gain market acceptance, especially since the industry in which we operate is characterized by rapid changes, including technological changes;

•	We may not be able to protect the proprietary intellectual-property rights associated with the technologies we may use in any newly developed products;

•	Our products may become obsolete earlier than expected due to rapid advancements in technology and changes in consumer preferences; and

•	Delays in being first to market with new technologies and products may prevent us from successfully competing with our rivals.

If we fail to develop and market innovative new products, or if any of the risks described above materialize, our business may be negatively and adversely affected.

Economic Factors & Competition

We operate in a highly competitive environment and we may not be able to sustain our current market position. Our ability to compete successfully depends on factors both within and outside our control, including product pricing, performance and reliability, successful and timely investment and product development, success or failure of our end-brand customers in marketing their brands and products, component and raw material supply costs, and general economic and industry conditions.

Currently, we believe that our MLD™ technology has a number of competitive advantages over competing technologies. Nevertheless, our competitors from time to time may have greater financial, sales and marketing, manufacturing, research and development or technological resources than us. In particular, competitors with greater resources may be able to manufacture competitive products on a larger scale or with greater cost efficiencies than us.

Alternatively, because innovation in our industry often creates wide scale change in technologies and resulting products, our competitors may develop superior technologies or even replacement technology and obtain exclusive rights to those technologies. In sum, we may not be able to sustain any perceived current market advantages.

Dependence on Manufacturing & Key Supply Contracts

Our customers will be dependent on our/their respective manufacturing arrangements and key supply contracts for consumables with both domestic and international businesses. To the extent that these contracts are unsuccessful we may not be able to satisfy the needs of our customers both now and in the future. Due to the current contracts with Sanyo and DRS Electronic Systems any impairment would materially impact our future financial position, cash flows and results of operations.

Dependence on Key Personnel

We are heavily dependent on key personnel in engineering, development, sales and finance. The ability to recruit and retain qualified personnel is dependent on our ability to pay competitive salaries and to offer a safe and stable work environment. To the extent we cannot retain the key personnel currently employed or any failure by us to attract and retain qualified personnel in the future could have a material effect on our financial position, cash flows and results of operations.

Foreign Operations & Foreign Currency

We have two subsidiaries incorporated in New Zealand. The Company’s direct subsidiary, PureDepth Ltd, is the holding entity for the Group's intellectual property portfolio, which is subject to an exclusive license with the Company, for its use, exploitation and future development.

The Company’s indirect subsidiary, PureDepth Incorporated Ltd, undertakes the operations in respect of any future research and development of the intellectual property portfolio on the Company's behalf. This activity is governed by a development agreement with the Company, upon which an annual development fee of $1,000,000, calculated at the end of each quarter, is paid.

Income and expenditure relating to the license and future development of the intellectual property is an inter-company transaction eliminated on consolidation. Therefore, these amounts are not shown in the financial statements.

The company and its direct subsidiary use the US dollar as their functional currency. The indirect subsidiary currently utilizes the New Zealand dollar as its functional currency. The translation of the financial statements from New Zealand dollars into United States dollars is performed to facilitate consolidation. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate for each reporting period. Adjustments resulting from translation are included in accumulated other comprehensive income in stockholder's equity.

Market Risk Disclosure

We record the majority of our foreign operating transactions in the New Zealand dollar. We also record all of our US operating transactions, including cash inflows and outflows, in the local currency, the US dollar. We expect that international activity will continue to represent a significant portion of our operations. Transactions with our New Zealand research facility and with our contract manufacturers in Asia will be directly affected by fluctuations in various currency rates.

The significant percentage of our operating activity derived from New Zealand operations makes us vulnerable to future fluctuations in the exchange rate, resulting in a potentially unfavorable translation impact on our consolidated financial statements. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Off-Balance-Sheet Arrangements

As of April 30, 2006, there were no off-balance-sheet arrangements.

Item 3. Controls and Procedures

As of April 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of that date are effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis. Additionally, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  During the first quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Risks Relating to our Business and Industry

We are not currently profitable and may never become profitable. We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future. In fact, we expect that our expenses will increase substantially in the near future. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. Currently, we have limited sources of revenue. Even if we succeed in developing and commercializing additional products, we expect that we will thereafter incur substantial losses for the foreseeable future. In sum, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability will likely negatively impact the value of our securities.

We have a limited operating history upon which to base an investment decision. We are an early-stage company with a limited operating history upon which to evaluate the viability of our business and long-term prospects for success. Accordingly, potential investors should carefully consider the risk, expenses and unforeseen difficulties generally encountered in the operation and development of an early-stage business, including the risks and uncertainties frequently encountered by companies whose business and viability is dependent upon new technologies.

If we are unable to innovate and develop attractive new products, our business will likely be adversely affected. We expect to derive a substantial portion of our estimated revenues from the incorporation of the MLD™ technology into innovative new products for sale. The process of developing and marketing new products is generally complex and uncertain, and involves a number of risks including the following:

•	we may be unable to obtain adequate funding and resources necessary for investments in new products and technologies

•	our investment and commitment of significant resources may not result in successful new products or technologies

•	we may misunderstand our customers’ perceived product needs and desires

•
we may not be able to anticipate successfully the new products and technologies which will gain market acceptance, especially since the industry in which we operate is characterized by rapid changes, including technological changes

•	we may not be able to protect the proprietary intellectual-property rights associated with the technologies we may use in any newly developed products

•	our products may become obsolete earlier than expected due to rapid advancements in technology and changes in consumer preferences, and

•	delays in being first to market with new technologies and products may prevent us from successfully competing with our rivals.

If we fail to develop and market innovative new products, or if any of the risks described above materialize, our business may be negatively and adversely affected.

Even with significant capital spending in the future to keep pace with technological changes, we may not be able to develop new technologies and products that are accepted by the market. Advances in technology typically lead to rapid declines in sales volumes for products made with older technologies and may even lead to those products becoming obsolete. As a result, we will likely be required to make significant expenditures to develop or acquire new technologies, including alternative display panel technologies that may cause our MLD™ technology to obsolesce. Nevertheless, we may not be able to successfully develop new products that keep pace with technological changes through our own research and development efforts or through our acquisition of technology licenses. This may be true even after we have spent significant amounts of capital in pursuit of a particular technology. Furthermore, even if we are successful in developing or acquiring any particular technology, we may not be able to effectively commercialize or market the resulting product.

Our need to spend significant amounts of capital in developing new technologies and products may require us to seek additional financing that could dilute our shareholders or restrict our operations. Expenses for research and development activities for new products, especially those that involve innovative technology, are generally extremely difficult to forecast. If our actual expenditures far exceed our forecasted expenditures, or in the event of adverse market conditions, we may need to seek additional financing.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable to us, if at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would likely be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to slow our growth, abandon certain product candidates (including candidates on which we have already spent considerable resources), or cease operations altogether.

Our business may be adversely affected if alternative display panel technologies erode future sales of products based on our proprietary MLD™ technology. The introduction of alternative display panel technologies, including those currently under development by our competitors and us, may erode future sales of MLD™ panels, which may have a material adverse effect on our business.

The average selling prices of our MLD™s may decline over time and negatively affect our operating results. The average selling prices of our MLD™s are expected to continually decline over time as a result of, among other factors, technology advances, cost reductions and increased competition. Although we may be able to take advantage of the higher selling prices typically associated with new products and technologies we may bring to market, we cannot provide assurance that we can maintain these prices in the face of market competition. If we are unable to effectively anticipate and counter the price erosion that accompanies our products, or if we are unable to reduce our manufacturing costs, our profit margins will be negatively affected.

If we cannot maintain high capacity-utilization rates, our profitability will be adversely affected. The production of panels incorporating our MLD™ technology entails high fixed costs resulting from considerable expenditures for the construction of complex fabrication and assembly facilities and the purchase of costly equipment. We aim to maintain high capacity-utilization rates so that we can allocate these fixed costs over a greater number of panels produced, thereby realizing higher gross margins. Nevertheless, we may not be able to meet or sustain our targeted capacity-utilization rates in the future.

We operate in a highly competitive environment and we may not be able to sustain our current market position. Our ability to compete successfully depends on factors both within and outside our control, including product pricing, performance and reliability, successful and timely investment and product development, success or failure of our end-brand customers in marketing their brands and products, component and raw material supply costs, and general economic and industry conditions. Currently, we believe that our MLD™ technology has a number of competitive advantages over competing technologies. Nevertheless, our competitors from time to time may have greater financial, sales and marketing, manufacturing, research and development or technological resources than us. In particular, competitors with greater resources may be able to manufacture competitive products on a larger scale or with greater cost efficiencies than us. Alternatively, because innovation in our industry often creates wide scale change in technologies and resulting products, our competitors may develop superior technologies and obtain exclusive rights to those technologies. In sum, we may not be able to sustain our perceived current market advantages.

Governmental regulation may limit our activities or increase our costs of operations. Our business and operations are subject to various forms of government regulation in countries in which we do business, including required business/investment approvals, export regulations based on national security or other reasons, and other export/import regulations such as tariffs. In addition, environment and recycling laws and regulations relating to the disposal of electronics are likely to be revised and tightened in the near future. If we cannot comply with these regulations without great cost, our financial performance may suffer.

Our MLD™ manufacturing processes are complex and periodic improvements to increase efficiency can expose us to potential disruptions in operations. The manufacturing process for MLD™ products is highly complex, requiring sophisticated and costly equipment that is periodically modified and updated to improve manufacturing yields and product performance, and reduce manufacturing costs. These updates expose us to the risk that from time to time production difficulties will arise that could cause delivery delays, reduced output or both. Any such delays or reductions would likely adversely affect our operating results.

General economic conditions may adversely affect our sales and profitability. For the most part, purchases of our products are discretionary. As a result, demand for consumer electronics products, which we believe will account for a significant proportion of our worldwide operating revenue, will likely be affected by general economic trends in the countries or regions in which our products are sold. Similarly, demand for business use products and for components we may manufacture that go into products of third parties will likely be affected by general economic trends in the various markets in which we sell our products. In sum, economic downturns and resulting declines of demand in our major markets, including Australia, North America, Europe and Asia, may thus adversely affect our sales and operating results.

We materially rely on a limited number of third-party suppliers for key raw materials, components and manufacturing equipment, and any disruption in their supply will negatively affect our business. Our production operations depend on obtaining adequate supplies of quality raw materials and components on a timely basis. In general, we source most of our raw materials as well as key components of MLD™ products from two or three suppliers for each key component. We may experience shortages in the supply of these and other components or raw materials as a result of, among other things, anticipated capacity expansion in the MLD™ and competitive industries. Our results of operations would be adversely affected if we were unable to obtain adequate supplies of high quality raw materials or components in a timely manner or make alternative arrangements for such supplies.

Our business materially relies on patent rights that may be narrowed in scope or found to be invalid or otherwise unenforceable. Our success will materially depend on our ability to obtain, defend and enforce our patent rights worldwide. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or a competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. In addition, because (i) patent applications in various countries publish at different times, (ii) it is difficult to monitor patent applications that may be filed in other countries by third parties, and (iii) the publication of discoveries in scientific or patent literature often lags behind actual discoveries, we generally cannot be certain that we were the first creator of inventions covered by our pending patent applications, that we or any of our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications, or that we were the first to file patent applications on such inventions.

Failure to protect our intellectual property rights could impair our competitiveness and harm our business and future prospects. We believe that developing new products and technologies that can be differentiated from those of our competitors is critical to the success of our business. We intend to take active measures to obtain international protection of our intellectual property by obtaining patents and undertaking monitoring activities in our major markets. Nevertheless, we may not be able to effectively deter competitors from improper use of our proprietary technologies. For instance, our competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise, and certain of our intellectual property may otherwise become known or independently developed by our competitors. As a result, we may have to litigate to enforce and protect our intellectual-property rights to determine their scope, validity or enforceability. Intellectual-property litigation is particularly expensive, could cause a diversion of resources, and may not prove successful. The loss of intellectual-property protection or the inability to secure or enforce intellectual property protection could materially harm our business and ability to compete.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation. If our products, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all

•	abandon an infringing implementation or product

•	redesign our products or processes to avoid infringement

•	stop using the subject matter claimed in the patents held by others

•	pay damages, or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We rely upon trade secrets and other unpatented proprietary know-how to maintain our competitive position in our industry, and any loss of our rights to, or unauthorized disclosure of, our trade secrets or other unpatented proprietary know-how could negatively affect our business. We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in our business. We typically enter into confidentiality agreements with each of our employees and consultants upon the commencement of an employment or consulting relationship, whereby each employee or consultant agrees to maintain the confidentiality of trade secrets and certain other Company information on a perpetual basis. However, these agreements may be breached and in certain circumstances we may not be able to enforce them. Moreover, even if we can enforce such an agreement, we may not have an adequate remedy for any such breach. The mere disclosure of our trade secrets or other know-how as a result of such a breach could adversely and irreparably affect our business.

Our business will subject us to potential product-liability claims that could adversely affect our operating results, financial condition and business reputation. We are able and may in the future manufacture various products in accordance with internationally accepted quality-control standards. We cannot be certain, however, that all of our products are defect-free and may not be recalled at some later date. Furthermore, although we maintain insurance against product-liability claims, we cannot be certain that such insurance can adequately satisfy the liabilities ultimately incurred. In addition, insurance may not continue to be available on terms acceptable to us. A large-scale product recall or a successful product-liability claim against us could result in significant costs or have a negative impact on our reputation, which may in turn lead to a decrease in sales, adversely affecting our results of operations.

We rely on key engineers, senior management and other personnel, and the loss of the services of any such personnel or the inability to attract and retain suitable replacements may negatively affect our business. Our success depends to a significant extent upon the continued service of our research and development and engineering personnel, and on our ability to continue to attract, retain and motivate qualified researchers and engineers, especially during periods of rapid growth. The loss of the services of any of our key research and development and engineering personnel or senior management, without adequate and timely replacement, could result in delays in product development, loss of customers, partners and sales, and a diversion of management resources, each of which could have a material adverse effect on our business.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed. As we attempt to grow our business, we will need to hire additional qualified personnel with expertise in software development, testing, research, technology development and manufacturing, as well as sales and marketing. We believe that attracting and retaining qualified personnel will be critical to our success. In this regard, we compete for qualified individuals with numerous other enterprises. Competition for such individuals is intense, and we may not be able to attract and retain qualified personnel.

We expect to have significant international operations, which will pose unique risks to our business. We expect that a substantial portion of our operational activity will be conducted outside of the United States and New Zealand, including in Asia. There are a number of risks inherent in doing business in overseas markets, including the following:

•	unexpected legal or regulatory changes

•	unfavorable political or economic factors

•	difficulties in recruiting and retaining personnel

•	labor disputes, including strikes

•	less developed technological infrastructure, which can affect our production or other activities or result in lower customer acceptance of our products and services

•	potentially adverse tax consequences, and

•	social, political or economic turmoil due to terrorism, war, or other factors.

We may be unable to successfully manage and sustain our growth, which could harm our business. Since the founding of our predecessor in interest (Deep Video Imaging Limited) in 1999, we have experienced, and expect to continue to experience, rapid growth in the scope and complexity of our operations. This growth may strain our managerial, financial, manufacturing and other resources, impairing our ability to effectively execute our business plans. In addition, we may experience manufacturing difficulties with our partners in starting new production lines. The materialization of these risks could adversely affect our operating results.

Risks Relating to our Securities

Trading of our common stock on an illiquid market may result in lower market prices. Trading of our common stock is conducted on the Over-the-Counter Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which will make it difficult to sell shares of our common stock. In general, there has been very little trading activity in shares of the Company’s common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

We may not succeed in efforts to have our common stock listed on NASDAQ or a securities exchange. We plan to seek listing of our common stock on a national securities exchange or on NASDAQ. However, we cannot assure you that we will be able to meet Nasdaq’s initial listing standards or those of any stock exchange such as NYSE or AMEX.

Because it is a “penny stock,” owners may have difficulty selling shares of our common stock. Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. In sum, our shareholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

Because we became public by means of a forward triangular merger, we may not be able to attract the attention of major brokerage firms. Additional risks may exist as a result of our becoming a public reporting company through a forward triangular merger transaction, as opposed to a traditional initial public offering. Because we did not engage in a more traditional and publicized initial public offering, security analysts of major brokerage firms may not provide coverage of the Company. In addition, there is no incentive to brokerage firms to recommend the purchase of our common stock. The failure of brokerage firms to provide analyst coverage will likely slow the dissemination of awareness and knowledge of our Company. As a result, the trading price of our common stock may be adversely affected.

Our majority stockholder possesses a controlling portion of the voting power of our common stock, which could adversely affect the market price of our common stock. As of May 30, 2006, K One W One Ltd., our majority stockholder, possessed beneficial ownership of approximately 37,548,704 shares of our common stock (including 1,768,648 shares issuable upon exercise of warrants), which represents approximately 62% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s stockholders, and enables K One W One Ltd. to control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our certificate of incorporation grants the Company’s board of directors with the power to designate and issue additional shares of common and/or preferred stock. Our authorized capital consists of 200,000,000 shares, of which 190,000,000 shares are designated as common stock, par value $.001 per share, and 10,000,000 shares are designated as preferred stock, par value $.001 per share. Pursuant to authority granted by the Company’s certificate of incorporation, our board of directors, without any action by the stockholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute the book value of the Company.

We are subject to the Sarbanes-Oxley Act and the reporting requirements of federal securities laws, which can be expensive. As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports and other information with the SEC, will cause our expenses to be higher than they would be had we remained privately held. In addition, because we only recently become subject to these laws and regulations, we cannot accurately estimate their cost to us from a general and administrative standpoint.

We have never paid dividends on our capital stock and do not intend to do so for the foreseeable future. We have never paid dividends on our capital stock and we do not anticipate that we will cause the Company to pay any dividends after the merger, for the foreseeable future. Accordingly, any return on an investment in our Company will be realized, if at all, only when an investor sells shares of our common stock.

Item 2. Unregistered Sales of Equity Securities

Pursuant to the exercise of an Option Agreement dated March 16, 2006 by and among the Company, Robert Chramosta and Troy Fullmer, each of whom was a former officer and director of the Company prior to the merger with Diamond One, Inc., Inc., the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC, a Colorado limited liability company, to Messrs. Chramosta and Fullmer in consideration of their transfer to us of 1,000,000 shares of our common stock held by them. Prior to the merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned operated by Diamond One prior to the merger, to Numismatic Capital Group. The exercise of the Option Agreement effectively divested the Company of the entire coin and exchange business.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2006, the Company held a special meeting of its shareholders to vote upon two proposals:

(1)
the adoption of amended and restated articles of incorporation for the Company which would have the effect of: (a) changing the name of the Company to “PureDepth, Inc.”; (b) increasing the authorized capital stock of the Company to 200,000,000 shares, with 190,000,000 designated as common stock and 10,000,000 designated as preferred stock, such preferred stock to be issued by the board of directors with such rights and preferences as determined by the board of directors without further shareholder approval required; (c) allowing the shareholders to take action in writing without a meeting by the approval of the number of shareholders as would otherwise be required to approve such an action; and (d) other non-substantive changes to clarify the articles; and

(2)
a proposal to reincorporate the Company in the State of Delaware by merging the Company with and into its wholly owned Delaware subsidiary, PureDepth Technologies, Inc., with PureDepth Technologies, Inc. surviving the merger with the name “PureDepth, Inc.”

Holders of capital stock of the Company on April 24, 2006 were entitled to vote at the special meeting; 6,255,400 shares of common stock and 230,869 shares of preferred stock were entitled to vote at the meeting, with each share of common stock entitled to one vote and each share of preferred stock entitled to approximately 229.021 votes. Accordingly, the total outstanding voting power at the special meeting was approximately 59,129,249 votes. Both of the proposals were passed, with each receiving 42,430,079 votes for, which constitutes approximately 72% approval, and none against. There were no abstentions.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: June 29, 2006	By:	/s/ Fred Angelopoulos

Fred Angelopoulos President and Chief Executive Officer and Acting Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.