Form 10QSB
period 2006-07-31
PUREDEPTH, INC.
filed 2006-09-14
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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

As of August 30, 2006 there were 65,360,489 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

July 31, 2006
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$7,780,011
Accounts receivable	69,985
Prepaid expenses	119,882
Total current assets	7,969,878

Property & Equipment (net)	311,918

Other Assets:
Intellectual property (net)	2,543,308
Other assets held for sale	796
Total intangible assets	2,544,104

Total assets	$10,825,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion - notes payable	108,661
Accrued interest	44,226
Accounts payable	257,223
Accrued expenses	440,262
Accrued payroll	78,934
Total current liabilities	929,306

Note payable	554,726

Total liabilities	1,484,032

Shareholders' equity

Common stock, $0.001 par value, 190,000,000 shares authorized, 65,474,999 shares issued and outstanding	65,475
Additional paid-in-capital	25,912,449
Additional paid-in-capital options & warrants	5,128,590
Accumulated deficit	(21,053,745)
Accumulated other comprehensive loss	(710,901)
Total shareholders' equity	9,341,868

Total liabilities and shareholders' equity	$10,825,900

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME / (LOSS)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Inception to July 31,
	2006	2005	2006	2005	2006
Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Depreciation and amortization	85,945	82,498	223,341	202,745	2,573,423
Sales and marketing	142,012	182,144	1,066,769	364,395	2,082,016
Professional fees	57,605	29,449	375,544	131,524	1,980,496
Loss on fixed asset disposal	-	-	-	5,444	111,194
General and administrative	1,110,843	715,569	3,067,793	1,045,836	13,724,185
Research and development	469,746	327,384	1,631,293	760,534	3,462,904
Total operating expenses	1,866,151	1,337,044	6,364,740	2,510,478	23,934,218
Operating loss	(1,866,151)	(1,337,044)	(6,364,740)	(2,510,478)	(23,934,218)

Other income (expense)
Interest, net	(9,549)	(57)	10,074	(49,885)	(942,337)
Grant receipts	-	-	1,850	7,324	682,625
Foreign exchange gain (loss)	24,467	(3,592)	49,227	79,901	448,085
Other income	(5,669)	-	84,230	90,797	2,676,821
Total other net income (loss)	9,249	(3,649)	145,381	128,137	2,865,194
Loss before income tax	(1,856,902)	(1,340,693)	(6,219,359)	(2,382,341)	(21,069,024)

Income tax provision	-	-	-	-	-

Loss from continuing operations	(1,856,902)	(1,340,693)	(6,219,359)	(2,382,341)	(21,069,024)

Income (loss) from discontinued operations, net of income tax	(2,368)	-	15,279	-	15,279

Net loss	$(1,859,270)	$(1,340,693)	$(6,204,080)	$(2,382,341)	$(21,053,745)

Other comprehensive income gain/loss
Net loss per statement of operations	$(1,859,270)	$(1,340,693)	$(6,204,080)	$(2,382,341)	$(21,053,745)
Foreign currency gain (loss) adjustments	-	(41,807)	33,132	(138,206)	(710,901)

Total comprehensive loss	$(1,859,270)	$(1,382,500)	$(6,170,948)	$(2,520,547)	$(21,764,646)

Basic and diluted loss per share
Loss from continuing operations	$(0.04)	$(0.04)	$(0.14)	$(0.07)	$(1.32)
Income from discontinued operations, net of income tax	-	-	0.01	-	-
Net loss	$(0.04)	$(0.04)	$(0.13)	$(0.07)	$(1.32)

Weighted average shares outstanding basic & diluted	45,975,626	36,319,854	45,975,626	36,319,854	15,940,347

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended July 31,		Inception to
	2006	2005	July 31, 2006
Cash flows from operating activities:
Net loss	$(6,204,080)	$(2,382,341)	$(21,053,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209,002	202,745	2,559,083
Non-cash compensation expense	3,141,538	632,032	5,751,994
Non-cash interest expense	25,692	68,978	170,782
Loss on disposal of fixed assets	-	5,444	111,194
Foreign exchange (gain)	(34,888)	(79,901)	(433,746)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	2,010	35,382	(69,985)
(Increase) decrease in prepayments	(66,393)	51,667	(119,877)
Increase (decrease) in accounts payable	(38,084)	(38,063)	254,292
Increase (decrease) in payable to other creditors & accruals	440,126	(124,471)	554,481
Increase (decrease) in accrued interest	13,396	1,546	18,534
Net cash used in operating activities	(2,511,681)	(1,626,982)	(12,256,993)

Cash flows from investing activities:
Payments for purchases of fixed assets	(234,979)	(153,218)	(1,255,778)
Expenditures - intellectual property	(132,358)	(81,692)	(3,019,807)
Net cash used in investing activities	(367,337)	(234,910)	(4,275,585)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	1,008,038	10,010,690
Proceeds from issuance of Series A preferred stock and warrants, net	4,227,472	-	4,227,472
Proceeds from conversion of B Warrants, net	5,558,543		5,558,543
Issuance of related party note payable	-	745,212	5,221,768
Principal payments on note payable	-	-	(594,441)
Net cash provided by financing activities	9,786,015	1,753,250	24,424,032

Effect of exchange rate changes on cash and cash equivalents	15,016	69,255	(111,443)

Net increase in cash and cash equivalents	6,922,013	(39,387)	7,780,011

Cash and cash equivalents at beginning of period	857,998	114,817	-
Cash and cash equivalents at end of period	$7,780,011	$75,430	$7,780,011

Supplemental cash information:

Notes and accrued interest converted to stock	$774,330	$2,704,784	$5,598,620
Cash paid for interest	$2,491	$769	$851,071
Cash paid for income taxes	$-	$-	$-
Purchase of intellectual property via issuance of note payable	$-	$-	$1,257,929

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the ten months ended January 31, 2006 and year ended March 31, 2005. Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.

The accompanying condensed financial statements for the interim period should be read in conjunction with the audited financial statements contained in the Form 10-KSB for the period ended January 31, 2006 included in the Company's Current Report on Form 8-K/A filed with the Commission on June 16, 2006.  Those statements contain a summary of significant accounting policies.

Note 2 -Description of Business

The Company - Description of Business

PureDepth, Inc., along with our wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL) (collectively, the Company) develops, manufactures, markets and supports multi-layer display technology. The Company’s technology has gaming, military, automotive and handheld video display applications.

The Company is deemed a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises due to its continuing research and development activities related to making its multi-layer display technology economically viable for its targeted applications.

Note 3 - Reorganization

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

At the effective time of the merger, the legal existence of the Company ceased and all of the approximately 23,311,855 shares of the Company’s common stock that were outstanding immediately prior to the merger were cancelled. Simultaneously, the Company’s former shareholders received an aggregate of 233,118.55 shares of Diamond One, Inc’s Series "A" Preferred Stock, representing approximately 89% of the registrant’s outstanding voting power after the merger. In addition, all securities convertible into and exercisable for shares of the Company’s common stock (e.g., options and warrants) that were outstanding immediately prior to the merger were cancelled, and their holders received similar securities for the purchase of Diamond One, Inc. common stock. In total, immediately following the merger, former holders of Company securities held approximately 93% of the outstanding common stock of Diamond One, Inc. on a fully diluted basis.

Prior to the merger and pursuant to authority granted to it by the registrant’s articles of incorporation, as amended, Diamond One, Inc’s board of directors approved and adopted a Certificate of Designation relating to a new class of preferred stock denominated “Series A Preferred Stock.” On May 9, 2006, upon the effectiveness of the amended Diamond One, Inc.’s articles of incorporation increasing the number of shares of authorized common stock, all outstanding shares of Series "A" Preferred Stock automatically converted into shares of common stock on a 229.021-for-1 basis.

The merger represented a change in control of Diamond One, Inc. inasmuch as greater than 50% of the issued and outstanding voting stock of the registrant on a post-merger basis was held by the former holders of the Company‘s capital stock. In addition, and simultaneously with the effectiveness of the merger, the board of directors of Diamond One appointed Messrs. David Hancock, Fred Angelopoulos and Mark Kalow to its board of directors, and directors Troy Fullmer and Robert Chramosta thereupon resigned. Moreover, Messrs. Fullmer and Chramosta resigned their positions as officers of Diamond One, Inc. In their place, Fred Angelopoulos was appointed as its Chief Executive Officer and President, and Kristin Bowman was appointed as Chief Operating Officer, Secretary and Acting Chief Financial Officer, subsequently replaced as Chief Financial Officer by Robert O’Callahan on June 30, 2006.

For a full description of the forward triangular merger transaction refer to the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006 and June 16, 2006, respectively.

The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

	Six months ended July 31,
	2006	2005
Net Sales	$-	$-
Operating loss	(6,204,080)	(2,510,478)
Other income (expense)	145,381	128,137
Income from discontinued operations	24,869	(26,642)
Pro-forma net loss	(6,033,830)	(2,408,983)
Pro-forma net loss per share *	$(0.13)	$(0.07)
Pro-forma weighted average shares outstanding	45,975,626	36,316,854

*	Pro-forma net loss per share is computed as if all preferred shares are converted as of the beginning of the period.

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

On May 8, 2006 the name of PureDepth Technologies, Inc., and (Delaware) was changed to PureDepth, Inc. On May 9, 2006, Diamond One, Inc. filed its Amended and Restated Articles of Incorporation with the Secretary of State of Colorado, changing its name to “PureDepth, Inc.”

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

The conversion was effected pursuant to the terms of the Certificate of Designation for the registrant’s Series A Preferred Stock, which provided that each outstanding Series A Preferred Share would automatically convert into shares of common stock, on 1-for 229.021 basis, upon an increase in the number of shares of common stock authorized for issuance under the registrant’s articles of incorporation.

Divestiture of Former Business

On May 9, 2006, pursuant to the exercise of an option (the “Option”) pursuant to an Option Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them.

Prior to the forward triangular merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned operated by Diamond One, to Numismatic Capital Group. On May 9, 2006 the exercise of the Option effectively divested the Company of the entire coin and exchange business.

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

Following the balance sheet date, on May 9, 2006, the 233,118.55 Preferred A shares converted into 53,389,045 PureDepth, Inc. (Delaware) common shares. Considering the return of 1 million shares pursuant to the divestiture of the coin and exchange business, the Company then had 58,644,445 shares outstanding.

On July 31, 2006, the Company completed an offering to existing investors to exchange outstanding warrants to purchase the Company’s common stock that it issued in a private placement earlier in 2006 (the “B Warrants”) for shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock (the “D Warrants”) and to complete an in-process subscription relating to the March private placement offering. The company then had outstanding 65,474,999 common shares, 12,450,570 options and 19,288,043 warrants.

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

As a result of the forward triangular merger, all unvested stock options issued under the Plan vested upon the effective date of the merger, March 31, 2006. The option shares are not currently registered under Form S-8 but, when registered, they would be available for sale into the market.

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

A summary of option activity under the Prior Plan (on or prior to March 31, 2006) and the Plan (after March 31, 2006) as of July 31, 2006, and changes during the quarter then ended is presented below.

Options	Shares (1)	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term (months)	Aggregate Intrinsic Value ($000)
Outstanding at April 30, 2006	12,450,570	$0.28	12	$22,623
Granted	( -)	$-	-	$-
Exercised	( -)	$-	-	$-
Forfeited or expired	( -)	$-	-	$-
Outstanding at July 31, 2006	12,450,570	$0.28	9	$23,246
Exercisable at July 31, 2006	12,450,570	$0.28	9	$23,246

(1) Granted exercised forfeited or expired.

Note 6 - Income Taxes

For the quarter ended July 31, 2006, the Company incurred net operating losses of approximately $1.86 million and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

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

Note 7 - Related Party Transactions

On May 9, 2006, pursuant to the exercise of an option (the “Option”) pursuant to an Option Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them.

During the quarter ended July 31, 2006 the Company entered into no other related party transactions.

Note 8 - Subsequent Events

On August 4, 2006, the Board of Directors of PureDepth, Inc. issued Robert O’Callahan, Chief Financial Officer, and Mark Kalow, Director, each the first tranche of a stock option to purchase shares of PureDepth common stock. The total stock options involved represent 500,000 and 167,067 shares for Messrs. O’Callahan and Kalow, respectively. The option grants have an exercise price of market price as of grant date per share with a ten year term and otherwise subject to the PureDepth, Inc. stock option plan. The shares subject to the options will vest with 1/6 of all grants vesting on December 30, 2006, and 1/12 at quarterly intervals thereafter over three years concluding June 30, 2009. The grant issuance will occur in five tranches with 1/5 (or approximately 1/5) of the total stock options involved issuing at the closing price on five dates: August 4, September 5, October 5, November 6, and December 5, 2006. Mr. Kalow did not participate in the Board action regarding his grants. An advisory board member also received a grant of 200,000 shares on these dates and terms.

On September 6, 2006 the Company issued 344,000 “D Warrants” as compensation for services rendered.

On September 7, 2006 the Board of Directors appointed Mr. John Floisand and Mr. Thomas L. Marcus as directors to fill vacancies on the Board.

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

Overview of business

We are a development stage technology company whose business is the commercialization of innovative technology incorporating a third dimension of “depth” into a smart, compact video display device. Our product builds upon existing Single-Layer Display (SLD) technology to potentially redefine the way the user interacts with his or her screen by providing two or more display layers in a stacked arrangement. Each layer is physically separated by real depth (as opposed to perceived or simulated depth), which allows for distinct new ways in which to view, monitor and interact with displays. Moreover, the physical separation and real depth of the display layers results in a perception that natural and convincing to the user.

PureDepth, Inc., (a Delaware corporation) along with our wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL) (collectively, the Company) develops, manufactures, markets and supports multi-layer display technology. The Company’s technology has gaming, military, automotive and handheld video display applications.

Our technology was originally invented and developed in New Zealand. As part of our program to commercialize our technology, PureDepth, Inc. was formed as a California corporation as the successor-in-interest to a New Zealand corporation, Deep Video Imaging Limited (founded in 1999), as part of an effort to reorganize Deep Video Imaging Limited and its affiliates “PureDepth Limited” and “PureDepth Incorporated Limited.” Through two merger transactions completed on March 31, 2006 and May 30, 2006, respectively, this California company and subsidiaries reorganized in a transaction with a Colorado corporation formerly known as Diamond One, Inc. The company surviving the merger transactions was PureDepth, Inc. (Delaware).

We have two subsidiaries incorporated in New Zealand. The Company’s direct subsidiary, PureDepth Ltd, is the holding entity for the Company's intellectual property portfolio, which is subject to an exclusive license with the Company, for its use, exploitation and future development. The Company’s indirect subsidiary (subsidiary of PureDepth, Ltd.) is PureDepth Incorporated Ltd, which undertakes the operations in respect of any future research and development of the intellectual property portfolio on the Company's behalf.

Company Background

On March 31, 2006 and pursuant to an Agreement and Plan of Merger and Reorganization dated March 16, 2006, the Company entered into a forward triangular merger with PureDepth Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Diamond One, Inc., a Colorado corporation quoted on the Over the Counter (OTC) Bulletin Board. As a result of the merger, PureDepth Technologies, Inc. succeeded to the business of PureDepth, Inc. and survived as a wholly owned operating subsidiary of Diamond One, Inc. The merger was effected by the filing of a certificate of merger with the Delaware Secretary of State on March 31, 2006.

The merger represented a change in control of Diamond One, Inc. inasmuch as greater than 50% of the issued and outstanding voting stock of the registrant on a post-merger basis was held by the former holders of the Company‘s capital stock. In addition, and simultaneously with the effectiveness of the merger, the board of directors of Diamond One appointed Messrs. David Hancock, Fred Angelopoulos and Mark Kalow to its board of directors, and directors Troy Fullmer and Robert Chramosta resigned from the Board. In addition, Messrs. Fullmer and Chramosta resigned their positions as officers of Diamond One, Inc. Fred Angelopoulos was appointed as its Chief Executive Officer and President, and Kristin Bowman was appointed as Chief Operating Officer, Secretary and Acting Chief Financial Officer.

For a full description of the forward triangular merger transaction refer to the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006 and June 16, 2006, respectively.

Divestiture of Former Business

On May 9, 2006, pursuant to the exercise of an option (the “Option”) pursuant to an Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them.

Prior to the forward triangular merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One, to Numismatic Capital Group. The exercise of the Option effectively divested the Company of the entire coin and exchange business.

Summary of Capitalization

As of July 31, 2006 there were 65,474,999 shares of the issuer’s common stock, $.001 par value, outstanding. The common stock is quoted for trading on the OTC Bulletin Board under the symbol “PDEP.” No preferred shares are outstanding. As of July 31, 2006 there were outstanding securities convertible into or exercisable for an aggregate of 31,738,613 shares of common stock. This is comprised of 12,450,570 options and 19,288,043 warrants.

Significant Shareholder

The principal shareholder is K One W One Limited (known as "KIWI") who owns 34,011,309 shares or approximately 58% of the Company’s outstanding common stock. KIWI is a private venture capital investment company wholly owned by Mr. Stephen Tindall. KIWI is an investor in emerging innovative New Zealand technologies. KIWI first invested in PureDepth, Inc.'s predecessor company, Deep Video Imaging Limited, in 2000 and continued to invest in the technology and acquired the interests of other shareholders over the next five years. The Company was wholly owned by both KIWI and its employees through their interests in the stock option plan until the private placement of January-March 2006 and the reverse merger which created the public entity. KIWI is still the majority shareholder in the Company, with its holdings approximately 36 million shares (55% of the approximately 65 million shares outstanding) plus 1.8 million warrants acquired by conversion of debt within the private placement described below.

Private Placements

On January 27 and March 1, 2006, the Company (then PureDepth, Inc., the California corporation) completed a private placement offering of an aggregate of 3,583,079 units, each unit consisting of two shares of common stock, one three-year warrant to purchase an additional share of common stock at an exercise price of $2.75 per share (the “A-Warrants”), and one warrant to purchase an additional share of common stock at an exercise price of $2.00 per share (the “B-Warrants”). The offering raised net proceeds to the Company of approximately $6,000,000, net of legal, accounting, consulting and finder fees relating to the offering. Additionally, as part of the offering, we converted approximately $770,000 of loans from our majority stockholder, K One W One Limited, on the same terms and conditions as provided in the offering, thereby issuing an additional 386,143 units.

On June 30 and July 30, 2006, the Company closed a transaction with existing investors who were holders of the B Warrants which raised proceeds of approximately $5.6 million. The transaction involved issuance of a D Warrant to all B Warrant holders who would exercise their outstanding B Warrants to purchase PureDepth common stock during the offering period ended July 30, 2006.  For a description of the transaction see Part II Item 2 "Unregistered Sales of Equity Securities."

Plan of Operations

We will continue to manage our operations and cash resources in a manner consistent with our expectation that we should be able to satisfy cash requirements through the end of fiscal 2007.

Our main operating costs include compensation for employees; ongoing research and development of our technology including patent portfolio; rental for premises in both Redwood City, CA and Auckland, New Zealand; and potential stock option expense.

Our research and development plans closely track our business plan, focusing on four categories of expenses:

•	“pure research” such as improved and alternative display backlight solutions

•	patent development around its pure research gains, as well as support to existing core patents

•	prototype development for partner/customer applications, and

•	design development, once again, specifically tailored to partners/customers.

Currently we estimate that we will spend up to $2,000,000 on research and development activities which includes patent and intellectual property development over the next 12 months.

Other than our research and development expenditures, there are no significant capital equipment purchases expected during the next 12 months.

We currently anticipate increasing the number of employees to approximately 23. This may be increased further but is subject to our cash resources and operational requirements at the relevant time.

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

Financial Results

During the quarter ended July 31, 2006 we had a net loss of $1,859,270. There was no revenue recorded for licensing or other exploitation of the intellectual property.

For the quarter ended July 31, 2006, our general and administrative expenses increased $395,274 to $1,110,843 from $715,569 recorded in the corresponding period of the preceding fiscal year. This period contains additional expense from reorganization and financing, compared to the prior period but also reflects a higher level of public company maintenance costs, which are expected to continue.

Research and development increased $142,362 from $327,384 for the quarter ended July 31, 2005 to $469,746 for the quarter ended July 31, 2006, due to additional salaries and contract labor supporting enhancements to our existing products. This increase included capital equipment costs and costs associated with delivering on our contractual undertakings and support for the expansion of our patent and intellectual property rights. We expect this expense to increase over time.

In addition, professional fees increased $28,156 from the quarter ended July 31, 2005 to $57,605 for the quarter ended July 31, 2006 as compared to $29,449 for the same period in 2005. This figure does not include expenses relating to patent work and can be expected to vary considerably as the company requires support for its operations.

Sales and marketing expenses decreased $40,132 from $182,144 in the quarter ended July 31, 2005 to $142,012 in the quarter ended July 31, 2006. We expect this expense to increase over time with new market plans.

Our non-cash compensation costs were nil this quarter but were $360,446 in the quarter ended July 31, 2005.

Liquidity and Capital Resources

During the quarter ended July 31, 2006 our operations used $1,500,687 in cash, we spent $75,898 on fixed assets, and paid $64,929 on our intellectual property. Operating capital was provided by the receipt of $5,558,543 net from the exercise of B Warrants and the issuance of common stock and D Warrants in exchange for such exercise.

During the quarter we have continued to develop our technology in support of two development and sales contracts executed with Sanyo and DRS Electronic Systems, Inc. prior to the end of fiscal year 2006. No additional development or sales contracts were secured during the quarter ended July 31, 2006.

Our cash requirements and potential capital raises are discussed above under the heading Plan of Operations.

In May 2006, we leased additional premises in Redwood City, California which beginning in June requires future minimum lease payments of $4,910 per month from June 2006 through May 2008.

We have issued options to employees and consultants pursuant to our stock option plans. At July 2006 we had vested options of 12,450,570 outstanding under the current Stock Option Plan 2006 (the Plan).

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

Costs associated with the grant of stock options are expensed over the projected service period of the options, which approximates the vesting period. At July 31, 2006, the Company had no options expense relating to the current quarter.  With respect to currently issued stock options, the Company will have further option costs to be recognized in fiscal 2007.

Provision for State and Federal Income Taxes

From inception through July 31, 2006, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have recorded a full valuation allowance as the realize ability of our net operating loss carry-forwards is not determinable.

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

Amortization

Our intellectual property such as patents are classified as a definite-lived identifiable intangible assets and amortized over their useful lives. The expense shown reflects management’s judgments of the period that the assets will generate revenues and the expected residual value, if any. Management must also periodically evaluate the remaining useful life of an intangible asset that is being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

The company and its subsidiaries use the US dollar as their functional currency. The company determined that the cash flow, sales price, sales market, expense, financing and intercompany transaction indicators on balance had this quarter reached a significant level where under FAS 52 each of the entities and the group would be best represented by the US dollar as the functional currency.

Market Risk Disclosure

We record the majority of our foreign operating transactions in the US dollar. We also record all of our US operating transactions, including cash inflows and outflows, in the local currency, the US dollar. We expect that international activity will continue to represent a significant portion of our operations. Transactions with our New Zealand research and development facility and with any potential contract manufacturers in Asia will be directly affected by fluctuations in various currency rates.

The New Zealand operations makes us vulnerable to future fluctuations in the exchange rate.  We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Off-Balance-Sheet Arrangements

As of July 31, 2006, there were no off-balance-sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments and the amortization method of compensation cost. The financial statements presented reflect the adoption of SFAS No. 123(R) for all periods.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. All periods are presented in accordance with SFAS No. 154.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. To date, FSP 143-1 has not had a material impact on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning February 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

Item 3. Controls and Procedures

As of July 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date are effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis. Additionally, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  During the second quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation.

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

When additional registrations occur and transfer restrictions lapse, the availability of shares may depress the price.  In private placement in January and March 2006, we issued approximately 18.2 million shares of our common stock, A Warrants to purchase approximately 9.1 million shares of our common stock and B Warrants to purchase approximately 9.1 million shares of our common stock. In July 2006 we cancelled B Warrants to purchase approximately 6.7 million shares and issued approximately 6.7 million shares of our common stock D Warrants to purchase 6.7 million shares of our common stock. The Company is obligated to register for resale some of these shares which will significantly increase the shares and shares underlying the warrants freely tradable following resale from the current 5.2 million freely tradable shares. Holders may also have an ability to sell under Rule 144 as time elapses, regardless of registration rights. Additionally, there are approximately 12.4 million vested options which may be registered under Form S-8 in the near term. Any one of these factors or the combination will substantially increase the number of shares available on the market and may have an effect on the trading price of the stock.

We may not succeed in efforts to have our common stock listed on NASDAQ or a securities exchange. We plan to seek listing of our common stock on a national securities exchange. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange.

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

Our majority stockholder possesses a controlling portion of the voting power of our common stock, which could adversely affect the market price of our common stock. As of July 31, 2006, K One W One Ltd., our majority stockholder, possessed beneficial ownership of approximately 35,780,006 shares of our common stock (plus 1,768,648 shares issuable upon exercise of warrants), which together represents approximately 57% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s stockholders, and enables K One W One Ltd. to control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities

On June 30 and July 30, 2006 the Company issued 6.7 million shares of Common Stock and 6.7 million “D Warrants” and as a result cancelled “B Warrants” pursuant to a private offering. These transactions were reported on Forms 8-K filed on July 31, 2006 and August 4, 2006.

The Company accepted in process subscription relating to the March private placement on July 11, 2006 and issued 114,510 units to the purchaser.

Pursuant to the exercise of an Option Agreement dated March 16, 2006 by and among the Company, Robert Chramosta and Troy Fullmer, each of whom was a former officer and director of the Company prior to the merger with Diamond One, Inc., the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC, a Colorado limited liability company, to Messrs. Chramosta and Fullmer in consideration of their transfer to us of 1,000,000 shares of our common stock held by them. Prior to the merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One prior to the merger, to Numismatic Capital Group. The exercise of the Option Agreement effectively divested the Company of the entire coin and exchange business.

The foregoing issuances of unregistered securities were exempt form the registration requirements of the Securities Act of 1933 as offers made to accredited investors pursuant to Regulation D and Section 4(2) thereof.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

10.8	Director Contract - John Floisand (1)

10.9	Director Contract - Thomas Marcus (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Form 8-K filed September 12, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: September 14, 2006	By:	/s/ Fred Angelopoulos

Fred Angelopoulos Chief Executive Officer

By:	/s/ Robert O’ Callahan

Robert O’ Callahan Chief Financial Officer

Index to Exhibits Filed with this Report

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.