Form 10QSB
period 2006-10-31
PUREDEPTH, INC.
filed 2006-12-15
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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

As of December 11, 2006 there were 65,681,099 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

October 31, 2006
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,877,476
Restricted cash	60,298
Accounts receivable	52,700
Prepaid expenses	209,056
Total current assets	10,199,530

Property & Equipment (net)	294,049

Other Assets:
Intellectual property (net)	2,561,630
Other assets held for sale	796
Total intangible assets	2,562,426

Total assets	$13,056,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion - notes payable	108,661
Accrued interest	60,811
Accounts payable	201,690
Accrued expenses	310,886
Accrued payroll	97,283
Deferred revenue	750,000
Total current liabilities	1,529,331

Note payable	554,726
Deferred revenue - non-current portion	2,971,154

Total liabilities	5,055,211

Shareholders' equity

Common stock, $0.001 par value, 190,000,000 shares authorized, 65,681,099 shares issued and outstanding	65,681
Additional paid-in-capital	26,270,743
Additional paid-in-capital options & warrants	6,081,841
Accumulated deficit	(23,706,570)
Accumulated other comprehensive loss	(710,901)
Total shareholders' equity	8,000,794

Total liabilities and shareholders' equity	$13,056,005

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales	$81,496	$-	$81,496	$-
Cost of goods sold	55,178	-	55,178	-

Gross profit	26,318	-	26,318	-

Operating expenses
Depreciation and amortization	114,749	83,782	338,090	286,526
Sales and marketing	446,639	196,856	1,513,408	550,337
Professional fees	184,124	22,582	559,668	154,105
Loss on fixed asset disposal	18,092	-	18,092	5,444
General and administrative	1,666,988	843,197	4,734,781	1,771,924
Research and development	296,112	367,100	1,927,405	1,255,658
Total operating expenses	2,726,704	1,513,517	9,091,444	4,023,994
Operating loss	(2,700,386)	(1,513,517)	(9,065,126)	(4,023,994)

Other income (expense)
Interest, net	59,827	(51,759)	69,901	(101,644)
Grant receipts	-	-	1,850	7,324
Foreign exchange gain (loss)	(14,305)	(7,850)	34,922	72,051
Other income	2,039	66,654	86,269	157,450
Total other net income (loss)	47,561	7,045	192,942	135,181
Loss before income tax	(2,652,825)	(1,506,472)	(8,872,184)	(3,888,813)

Income tax provision	-	-	-	-

Loss from continuing operations	(2,652,825)	(1,506,472)	(8,872,184)	(3,888,813)

Income (loss) from discontinued operations, net of income tax		-	15,279	-

Net loss	$(2,652,825)	$(1,506,472)	$(8,856,905)	$(3,888,813)

Other comprehensive income gain/loss
Net loss per statement of operations	$(2,652,825)	$(1,506,472)	$(8,856,905)	$(3,888,813)
Foreign currency gain (loss) adjustments	-		33,132	(138,206)

Total comprehensive loss	$(2,652,825)	$(1,506,472)	$(8,823,773)	$(4,027,019)

Basic and diluted loss per share
Loss from continuing operations	$(0.05)	$(0.06)	$(0.14)	$(0.14)
Income from discontinued operations, net of income tax	-	-	0.00	-
Net loss	$(0.05)	$(0.06)	$(0.14)	$(0.14)

Weighted average shares outstanding basic & diluted	57,261,454	27,177,371	57,182,066	27,089,894

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,856,905)	$(3,888,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	338,090	286,526
Non-cash compensation expense	4,094,789	1,209,618
Non-cash interest expense	-	68,978
Loss on disposal of fixed assets	18,092	5,444
Foreign exchange (gain)	(34,922)	(72,051)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	19,295	(54,642)
(Increase) in prepayments	(155,572)	(241,680)
Increase (decrease) in accounts payable	(90,686)	393,271
Increase in deferred revenue	3,721,154	-
Increase (decrease) in payable in accrued expenses	323,399	(75,165)
Increase in accrued interest	55,674	1,546
Net cash used in operating activities	(567,591)	(2,366,968)

Cash flows from investing activities:
Payments for purchases of fixed assets	(270,613)	(178,352)
Expenditures - intellectual property	(223,260)	(222,581)
Net cash used in investing activities	(493,873)	(400,933)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,123,845
Proceeds from short-term borrowing	-	65,873
Increase (decrease) in short-term borrowings	(29,585)	-
Principal payments on related party note payable	-	-
Issuance of related party note payable	-	2,555,377
Stock subscriptions received		307,490
Principal payments on note payable	-	-
Net cash provided by financing activities	10,094,260	2,928,740

Effect of exchange rate changes on cash and cash equivalents	46,982	76,727

Net increase in cash and cash equivalents	9,079,776	237,566

Cash and cash equivalents at beginning of period	857,998	114,817
Cash and cash equivalents at end of period	$9,937,774	$352,383

Supplemental cash information:

Notes and accrued interest converted to stock	$774,330	$4,824,890
Cash paid for interest	$19,215	$801
Cash paid for income taxes	$-	$-
Purchase of intellectual property via issuance of note payable	$-	$-

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the ten months ended January 31, 2006 and year ended March 31, 2005. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.

The accompanying condensed financial statements for the interim period should be read in conjunction with the audited financial statements contained in the Form SB-2A filed with the Commission on December 1, 2006.  Those statements contain a summary of significant accounting policies.

Note 2 -Description of Business

The Company - Description of Business

PureDepth, Inc., along with our wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL) develops, manufactures, markets and supports multi-layer display technology. We believe our technology has gaming, military, automotive and handheld video display applications.

Prior to our entry into a significant licensing revenue contract during the quarter ended October 31, 2006, we were considered a development stage enterprise and reported our financial information in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises. The contract resulted in the Company no longer being considered development stage under SFAS No. 7.

Note 3 - Reorganization

On March 31, 2006 and pursuant to an Agreement and Plan of Merger and Reorganization dated March 16, 2006, the Company entered into a forward triangular merger with PureDepth Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Diamond One, Inc., a Colorado corporation quoted on the Over the Counter Bulletin Board. As a result of the merger, PureDepth Technologies, Inc. succeeded to the business of PureDepth, Inc. (California) and survived as a wholly owned operating subsidiary of Diamond One, Inc. The merger was effected by the filing of a certificate of merger with the Delaware Secretary of State on March 31, 2006. Following the reorganization, the surviving entity was named PureDepth, Inc., a Delaware corporation.

At the effective time of the merger, the legal existence of the PureDepth, Inc. (California) ceased and all of the approximately 23,311,855 shares of the Company’s common stock that were outstanding immediately prior to the merger were cancelled. Simultaneously, the PureDepth, Inc. (California) former shareholders received an aggregate of 233,118.55 shares of Diamond One, Inc’s Series "A" Preferred Stock, representing approximately 89% of the registrant’s outstanding voting power after the merger. In addition, all securities convertible into and exercisable for shares of the PureDepth, Inc. (California) common stock (e.g., options and warrants) that were outstanding immediately prior to the merger were cancelled, and their holders received similar securities for the purchase of Diamond One, Inc. common stock. In total, immediately following the merger, former holders of PureDepth, Inc. (California) securities held approximately 93% of the outstanding common stock of Diamond One, Inc. on a fully diluted basis.

Prior to the merger and pursuant to authority granted to it by the registrant’s articles of incorporation, as amended, Diamond One, Inc.’s board of directors approved and adopted a Certificate of Designation relating to a new class of preferred stock denominated “Series A Preferred Stock.” On May 9, 2006, upon the effectiveness of the amended Diamond One, Inc.’s articles of incorporation increasing the number of shares of authorized common stock, all outstanding shares of Series "A" Preferred Stock automatically converted into shares of common stock on a 229.021-for-1 basis.

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

The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

	Nine months ended October 31,
	2006	2005
Net Sales	$81,496	$--
Operating loss	(9,065,126)	(4,023,994)
Other income (expense)	192,942	135,181
Income/(loss) from discontinued operations	15,279	(45,447)
Pro-forma net loss	(8,856,905)	(3,934,260)
Pro-forma net loss per share *	$(0.15)	$(0.12)
Pro-forma weighted average shares outstanding	57,182,066	32,345,294

*	Pro-forma net loss per share is computed as if all preferred shares are converted as of the beginning of the period.

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

Divestiture of Former Business

On May 9, 2006, pursuant to the exercise of an option (the “Option”) pursuant to an Option Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them. We have retired and cancelled these shares.

Prior to the forward triangular merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned operated by Diamond One, to Numismatic Capital Group. On May 9, 2006 the exercise of the Option effectively divested the Company of the entire coin and exchange business.

Note 4 - Stockholder’s Equity

On January 31, 2006, PureDepth, Inc. (California) had 16,712,769 shares outstanding, including 1,371,158 shares issued in a private placement offering. In March 2006, it issued 31,800 shares pursuant to the exercise of an option and 6,567,286 shares as a continuation of the private placement offering. PureDepth, Inc. (CA) thus had 23,311,855 common shares outstanding immediately prior to the merger on March 31, 2006.

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

On July 11, 2006, the Company accepted an in-process stock subscription relating to the March private placement and issued 114,510 shares and 114,510 warrants to purchase shares of the Company’s common stock to the purchaser.

On July 31, 2006, the Company closed an offering to existing investors to exchange outstanding warrants to purchase the Company’s common stock that it issued in a private placement earlier in 2006 (the “B Warrants”) for 6,716,044 shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock (the “D Warrants”).

On September 6, 2006 we issued 344,000 “D Warrants” to an advisor as compensation for services rendered.

On September 29 and October 5, 2006, the Company issued an aggregate of 206,100 shares of common stock pursuant to the exercise of options.

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

A summary of option activity under the Prior Plan (on or prior to March 31, 2006) and the Plan (after March 31, 2006) as of October 31, 2006, and changes during the quarter then ended is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (months)	Aggregate Intrinsic Value ($000)
Outstanding at July 31, 2006	12,450,569	$0.29	6	$23,246
Granted	975,200	$3.04	84	$2,964
Exercised	(206,100)	$0.28	-	$(676)
Forfeited or expired	(682,043)	$0.28	-	$(1,867)
Outstanding at October 31, 2006	12,537,626	$0.28	9	$42,753
Exercisable at October 31, 2006	12,450,570	$0.28	3	$42,456

Stock Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the volatility of our common stock by using our limited historical data and similar entities. Our current volatility assumption of 88% is higher than the estimate of 52% used in the prior annual financial report, primarily due to the changed nature of the reorganized business. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We estimate option forfeitures. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We estimate the expected term of options granted by assuming the term equals the grant term, since we lack significant historical stock option exercise experience.

Note 6 - Income Taxes

For the three months and nine months ended October 31, 2006, we incurred operating losses of approximately $2.7 million and $8.9 million, respectively, and accordingly we made no provision for income taxes has been recorded. In addition, we recorded no benefit for income taxes due to the uncertainty of the realization of any tax assets.

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

For financial reporting purposes, we have incurred a loss in each period since its inception. Based on the available objective evidence, including the our history of losses, management believes it is currently more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we provided a full valuation allowance against its net deferred tax assets.

Note 7 - Related Parties

On August 4, 2006, the Board of Directors of PureDepth, Inc. issued Robert O’Callahan, Chief Financial Officer, and Mark Kalow, Director, each the first tranche of a stock option to purchase shares of PureDepth common stock. The total stock options involved represent 500,000 and 167,067 shares for Messrs. O’Callahan and Kalow, respectively. The option grants have an exercise price of market price as of grant date per share and are otherwise subject to the PureDepth, Inc. stock option plan. The grant issuance will occur in five tranches with 1/5 (or approximately 1/5) of the total stock options involved issuing at the closing price on five dates: August 4, September 5, October 5, November 6, and December 5, 2006. Mr. Kalow did not participate in the Board action regarding his grants.

On September 7, 2006 the Board of Directors appointed Mr. John Floisand and Mr. Thomas L. Marcus as directors to fill vacancies on the Board. Each of Mr. Floisand and Mr. Marcus will receive an annual fee of $20,000 as director payable in semi-annual installments and at the beginning of each semi annual period. The Board granted each director an option (the “Initial Option”) to purchase an aggregate of 100,000 shares of the Company’s common stock pursuant to the Company’s 2006 Stock Incentive Plan ("Plan"). The Initial Option will be issued in five equal tranches of 20,000 shares on the following dates: September 7, October 5, November 6, December 5 and January 5.

Note 8 - Revenue

In October 2006, we entered into a contract licensing our technology to IGT exclusively for certain markets. A minimum fee was paid and further license fees will be paid once a minimum threshold is exceeded. We expect to recognize this revenue according to the following section of our revenue recognition policy. Royalties derived from the licensing of our intellectual property are recognized when persuasive evidence of an arrangement exists, delivery of the product or performance of the service has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Payments from customers received in advance of revenue recognition are recorded as deferred revenue.  In this quarter we show $53,000 revenue and $55,000 cost of revenue related to assisting a licensee in implementing our technology.  Our license revenue does not have a cost of revenue.

Note 9 - Restricted Cash

Restricted cash at October 31, 2006 represents time deposits held at financial institutions as collateral for our potential use of credit limits on credit cards issued.

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

Overview of business

Currently, we are a technology licensing company whose business is the commercialization of innovative technology incorporating a third dimension of actual “depth” into a smart, compact video display device.

We have entered into a development and sales agreement with Sanyo that involves the manufacture and distribution of products to be manufactured by Sanyo, incorporating PureDepth technology, for sale in the retail entertainment market. The Sanyo agreement grants Sanyo certain rights of exclusivity for the development and sale of products in the amusement and gaming industry. We anticipate that revenue under this contract will be generated within the fiscal year ending January 31, 2008.

On October 13, 2006, we entered into a development and sales agreement with International Game Technology (IGT) that involves the manufacture and distribution of products to be manufactured by IGT, incorporating PureDepth proprietary technology, for sale in the gaming and amusement markets. The IGT agreement grants IGT certain rights of exclusivity for the development and sale of products. Certain license fees under this contract have been received and recognized during the quarter ended October 31, 2006.

We have also entered into a development and sales agreement with the DRS Electronic Systems, Inc. and DRS Laurel Technologies for the development and distribution of derivative PureDepth technology in products to be manufactured for the US Army and US Navy. We have received certain proceeds, classified as other income, in respect of the development of a prototype 30-inch monitor incorporating PureDepth technology for DRS. Due to the longer development and sales cycle typical with sales to the United States Department of Defense and government agencies, we do not anticipate significant revenue from this agreement in the fiscal year ending January 31, 2007.

Our technology was originally invented and developed in New Zealand. As part of our program to commercialize our technology, PureDepth, Inc. was formed as a California corporation as the successor-in-interest to a New Zealand corporation, Deep Video Imaging Limited (founded in 1999), as part of an effort to reorganize Deep Video Imaging Limited and its affiliates “PureDepth Ltd.” and “PureDepth Incorporated Limited.” Through two merger transactions completed on March 31, 2006 and May 30, 2006, respectively, this California company and subsidiaries reorganized in a transaction with a Colorado corporation formerly known as Diamond One, Inc. The company surviving the merger transactions was PureDepth, Inc. (Delaware).

We have two wholly-owned subsidiaries incorporated in New Zealand. Our direct subsidiary, PureDepth Ltd., is the holding entity for the our intellectual property portfolio, which is subject to an exclusive license with us for its use, exploitation and future development. Our indirect subsidiary (subsidiary of PureDepth, Ltd.) is PureDepth Incorporated Ltd., which undertakes the operations in respect of any future research and development of the intellectual property portfolio on our behalf.

Company Background

PureDepth, Inc. (the California corporation) began business in May 1999 through our predecessor entity DVIL, by acquiring and researching and developing certain innovative technology protected by patents and trademarks. PureDepth, Inc. (the California corporation) was incorporated in April 2005, as part of a corporate restructuring that continued over both the fiscal year ended on March 31, 2005 and the ten month period ended January 31, 2006. Our fiscal year ends on January 31.

On March 31, 2006 and pursuant to an Agreement and Plan of Merger and Reorganization dated March 16, 2006, the Company entered into a forward triangular merger with PureDepth Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Diamond One, Inc., a Colorado corporation quoted on the Over the Counter (OTC) Bulletin Board. As a result of the merger, PureDepth Technologies, Inc. succeeded to the business of PureDepth, Inc. (the California corporation) and survived as a wholly owned operating subsidiary of Diamond One, Inc. The merger was effected by the filing of a certificate of merger with the Delaware Secretary of State on March 31, 2006.

The merger represented a change in control of Diamond One, Inc. inasmuch as greater than 50% of the issued and outstanding voting stock of the registrant on a post-merger basis was held by the former shareholders of PureDepth, Inc. (the California corporation). In addition, and simultaneously with the effectiveness of the merger, the board of directors of Diamond One appointed Messrs. David Hancock, Fred Angelopoulos and Mark Kalow to its Board of Directors, and directors Troy Fullmer and Robert Chramosta resigned from the Board. In addition, Messrs. Fullmer and Chramosta resigned their positions as officers of Diamond One, Inc. Fred Angelopoulos was appointed as its Chief Executive Officer and President, and Kristin Bowman was appointed as Chief Operating Officer, Secretary and Acting Chief Financial Officer, subsequently replaced by Robert O’Callahan as Chief Financial Officer on June 30, 2006.

For a full description of the forward triangular merger transaction you may refer to the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006 and June 16, 2006, respectively.

On May 5, 2006, Diamond One, Inc. held a special meeting of the shareholders to consider and act upon the following corporate actions:

(a)	a proposal to adopt amended and restated articles of incorporation for Diamond One, Inc.; and

(b)
a proposal to reincorporate Diamond One, Inc. in the State of Delaware by merging Diamond One, Inc. with and into PureDepth Technologies, Inc., the wholly owned subsidiary of Diamond One, Inc. with PureDepth Technologies, Inc. surviving the merger.

On May 8, 2006 the name of PureDepth Technologies, Inc. was changed to PureDepth, Inc. On May 9, 2006, Diamond One, Inc. filed its Amended and Restated Articles of Incorporation with the Secretary of State of Colorado, changing its name to “PureDepth, Inc.”

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

Divestiture of Former Business

On May 9, 2006, pursuant to the exercise of an option (the “Option”) pursuant to an Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them. We have retired and cancelled these shares. Prior to the forward triangular merger, Diamond One had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One, to Numismatic Capital Group. The exercise of the Option effectively divested PureDepth of the entire coin and exchange business.

Summary of Capitalization

As of October 31, 2006 there were 65,681,099 shares of the PureDepth common stock, $.001 par value, outstanding. The common stock is quoted for trading on the OTC Bulletin Board under the symbol “PDEP.” No preferred shares are outstanding. As of October 31, 2006 there were outstanding securities convertible into or exercisable for an aggregate of 32,259,663 shares of common stock. This is comprised of 12,537,626 options and 19,722,037 warrants.

Significant Shareholder

The principal shareholder is K One W One Limited (known as "K1W1") who owns 35,780,006 shares or approximately 55% of our outstanding common stock and 1,768,698 warrants to purchase the Company’s common stock as of October 31, 2006. K1W1 is a private venture capital investment company wholly owned by Mr. Stephen Tindall. K1W1 is an investor in emerging innovative New Zealand technologies. K1W1 first invested in PureDepth, Inc.'s predecessor company, Deep Video Imaging Limited, in 2000 and continued to invest in the technology and acquired the interests of other shareholders over the next five years. PureDepth, Inc. (the California corporation) was wholly owned by both K1W1 and its employees through their interests in the stock option plan until the private placements of January-March 2006 and the reverse merger which created the public entity in March 2006.

Private Placements

On January 27 and March 1, 2006, the Company (then PureDepth, Inc., the California corporation) completed a private placement offering of an aggregate of 3,583,079 units, each unit consisting of two shares of common stock, one three-year warrant to purchase an additional share of common stock at an exercise price of $2.75 per share (the “A-Warrants”), and one warrant to purchase an additional share of common stock at an exercise price of $2.00 per share (the “B-Warrants”). The offering raised proceeds to the Company of approximately $6,000,000, net of legal, accounting, consulting and finder fees relating to the offering. Additionally, as part of the offering, we converted approximately $770,000 of loans from our majority stockholder, K1W1, on the same terms and conditions as provided in the offering, thereby issuing an additional 386,143 units. The offering totaled 3,969,222 units. Adjusted to reflect the March 31, 2006 merger transaction (and the subsequent automatic conversion of Series A Preferred Stock), investors in the offering received an aggregate of 18,180,704 shares of our common stock, A-Warrants to purchase an aggregate of 9,090,358 shares of our common stock at an exercise price of approximately $1.20 per share and B-Warrants to purchase an aggregate of 9,090,358 shares of our common stock at an exercise price of approximately $0.87 per share. In connection with the offering, we issued to a finder (adjusted to reflect the March 31, 2006 merger transaction) “C-Warrants” to purchase an aggregate of 1,082,811 shares of our common stock at an exercise price of $0.44 per share. We accepted an in-process stock subscription relating to the March private placement and issued 114,510 shares and 114,510 warrants to the purchaser on July 11, 2006

On June 30 and July 30, 2006, we closed a transaction with existing investors who were holders of the B Warrants which raised proceeds of approximately $5.6 million. The transaction involved issuance of a D Warrant to all B Warrant holders who would exercise their outstanding B Warrants to purchase PureDepth common stock during the offering period ended July 30, 2006.  We issued approximately 6,700,000 shares of common stock and D-Warrants to purchase approximately 6,700,000 shares of common stock and as a result cancelled approximately 6,700,000 B-Warrants pursuant to the private offering. The D-Warrants entitle the holder thereof to purchase shares of our common stock at an exercise price of approximately $1.20 per share.

On September 6, 2006, we issued “D-Warrants” to purchase 344,000 shares of common stock to an advisor as compensation for services rendered.

Plan of Operations

Overview

Plan of Operations

We are a technology licensing company whose business is the commercialization of innovative technology incorporating a third dimension of actual “depth” into a smart, compact video display device. Accordingly, our primary operations are the research and development of products and software, and the marketing and licensing of such products and software. Licensees are and will be responsible for the manufacture and sales of products incorporating PureDepth technology and related software.

Our critical research and development activities include: further enhancing our existing PureDepth display and software technology; developing and testing prototypes for our existing licensee partners and potential licensee partners; designing and customizing features to the specification of potential licensee partners; and patent defense and application for our existing and new technology developments. Enhancement of our existing technology will include research in optics, LCD technology, backlighting, and component technologies. We anticipate that our research and development expenses will increase significantly in absolute dollars in future periods, primarily because of the enhancement of our core technology, and, to a lesser extent, the design and development of prototypes for future customers.

We intend to increase our sales and marketing efforts to identify, contact and negotiate licensing agreements with identified and yet to be identified potential partner companies. We have identified six applications/markets that we feel are appropriate for our core technology, two of which, the amusement and defense applications, are represented by our existing agreements. Our efforts in the immediate future are to identify relatively few high-profile manufacturers in identified application markets, and concentrate its sales and marketing resources on them. This expanded effort will necessitate hiring additional personnel. Accordingly, we anticipate that our sales and marketing costs will increase in absolute dollars in the next twelve months.

The sales cycle for the evaluation and incorporation of our PureDepth technology can range from six months or more, plus an additional six months before our licensee partners commence volume production of products incorporating our technology. We anticipate that this sales cycle will be shortened over time as more of our technology becomes accepted and resident on commercially available products.

Our primary operating costs are compensation for employees, including stock options, warrants and other incentives; ongoing research and development of our technology; legal costs including future patent applications and defense of currently-held patents; and rental for premises in both Redwood City, CA and Auckland, New Zealand. No significant capital equipment purchases are expected during the next 12 months.

Other than our research and development expenditures, no significant capital equipment purchases are expected during the next 12 months.

Although we do not believe that we will need to raise cash to operate through the fiscal year ending January 31, 2007, we may consider undertaking further capital raising within such period, possibly in the form of either debt or equity, or a strategic partnership. In addition, we may consider utilizing currently outstanding derivative securities, such as warrants or options, as a means for providing cost-efficient financing in the future.

Financial Results

During the three months ended October 31, 2006 we had a net loss of $2,652,825 compared to a net loss of $1,506,472 in the corresponding period of the prior fiscal year. During the nine months ended October 31, 2006 we had a net loss of $8,856,905 compared to a net loss of $3,888,813 in the corresponding period of the prior fiscal year. There was $81,496 in revenue recorded for licensing of the intellectual property and licensee support. We expect revenue to increase due to our licensing contracts in place. Deferred revenue related to contracts involving both an exclusive license for a term and a provision for royalty payments per units beyond a minimum threshold will be recognized as follows: the initial payment amount will be either (a) recognized equally over the term or (b) based upon customer license usage, whichever cumulative figure is higher.

For the three months ended October 31, 2006, our sales and marketing expenses increased $249,783 to $446,639 from $196,856 recorded in the corresponding period of the preceding fiscal year, primarily due to increased staff compensation and agent fees. Our sales and marketing expenses consist primarily of staff compensation including commissions and non-cash compensation expense from the grant of stock options. These expenses also include items such as agent or consulting fees, outside support for marketing programs, marketing programs, travel and entertainment, tradeshows and related facilities expense. We expect these expenses to increase in absolute dollars as we attempt to secure additional licensees for our technology. For the nine months ended October 31, 2006, our sales and marketing expenses increased $963,071 to $1,513,408 from $550,337 recorded in the corresponding period of the preceding fiscal year, primarily due to increased staff compensation and agent fees.

For the three months ended October 31, 2006, our professional fees expenses increased $161,542 to $184,124 from $22,582 recorded in the corresponding period of the preceding fiscal year primarily due to increased activity related to securities registration and public company compliance. Our professional fees expenses include legal and accounting fees to support required filings and audits and stock registrations. Although we expect these expenses related to filings to decrease in absolute dollars, the future cost of Sarbanes-Oxley compliance is currently unknown and these expenses may create a net increase in absolute dollars. For the nine months ended October 31, 2006, our professional fees expenses increased $405,563 to $559,668 from $154,105 recorded in the corresponding period of the preceding fiscal year primarily due to securities registration and public company compliance.

For the three months ended October 31, 2006, our general and administrative expenses increased $823,791 to $1,666,988 from $843,197 recorded in the corresponding period of the preceding fiscal year primarily due to advisory fees relating to financing and increased staff compensation. Our general and administrative expenses consist primarily of staff compensation including non-cash compensation expense from the grant of stock options. These expenses also include items such as consulting and advisory fees, public company filing, reporting and registration expenses, insurance, travel and entertainment, director’s compensation and related facilities expense. We expect these expenses to increase in absolute dollars as we expands operations and also engages in Sarbanes-Oxley compliance. For the nine months ended October 31, 2006, our general and administrative expenses increased $2,962,857 to $4,734,781 from $1,771,924 recorded in the corresponding period of the preceding fiscal year primarily due to advisory fees relating to financing and increased staff compensation.

For the three months ended October 31, 2006, our research and development expenses decreased $70,988 to $296,112 from $367,100 recorded in the corresponding period of the preceding fiscal year primarily due to decreased non-cash compensation in the quarter. Our research and development consist primarily of staff compensation including non-cash compensation expense from the grant of stock options. These expenses also include items such as consulting and advisory fees, operating supplies and specialty parts or fabrication, travel and related facilities expense. We expect these expenses to increase in absolute dollars as the company expands its research and development operations generally and for specific markets. For the nine months ended October 31, 2006, our research and development expenses increased $671,747 to $1,927,405 from $1,255,658 recorded in the corresponding period of the preceding fiscal year primarily due to increased staff compensation.

Our depreciation and amortization expense of $114,749 for the three months ended October 31, 2006 consists primarily of amortization of our patent assets. This expense is $30,967 higher than the $83,782 recorded in the comparable prior period and primarily reflects the additional patent assets, compared to last year, which are being amortized. We expect these expenses to increase in absolute dollars as we add to our patent base. For the nine months ended October 31, 2006, our depreciation and amortization expenses increased $51,564 to $338,090 from $286,526 recorded in the corresponding period of the preceding fiscal year primarily due to additional patent assets, compared to last year, which are being amortized.

The Company had $953,251 in non-cash compensation expense within the three months ended October 31, 2006 and $4,094,789 within the nine months ended October 31, 2006.  We expect to continue to recognize non-cash compensation expense to reflect the costs of existing grants.

Liquidity and Capital Resources

During the three months ended October 31, 2006, we spent $35,634 on fixed assets, and paid $90,902 toward developing our intellectual property. For the nine months ended October 31, 2006, our operations used $567,591 in cash, reported $4,094,789 in non-cash compensation expense and added $3,721,154 in cash supporting deferred revenue. During those nine months, we spent $270,613 on fixed assets, and paid $223,260 toward developing our intellectual property. Our financing activities over the nine months ended October 31, 2006 generated $10,123,845 from the issuance of stock.

During the quarter we have continued to develop our technology in support of three contracts executed with Sanyo, IGT and DRS Electronic Systems, Inc. The IGT licensing contract was secured during the quarter ended October 31, 2006.

Our cash requirements and potential capital raises are discussed above under the heading Plan of Operations.

We have issued options to employees and consultants pursuant to our stock option plans. As of October 2006 we had 12,537,626 options outstanding under our 2006 Stock Incentive Plan.

Subject to approval of our Board of Directors, the 2006 Stock Incentive Plan allows option holders to exercise options using a “cashless exercise,” whereby the Company uses vested shares as payment for the exercised options. While the exercise of stock options will generally increase immediate working capital, the approval of a cashless exercise by our board of directors would impact directly on the extent of this working capital and our ability to use existing options as a capital resource.

Provision for State and Federal Income Taxes

From inception through October 31, 2006, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

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

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below. Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

Revenue is derived from the sale of computer hardware products; software licenses and related services; and royalties related to licensed use of our intellectual property which includes technical transfer, implementation and integration of both hardware and software solutions, post contract support, training, and consulting.

Revenue from the sale of computer hardware is recognized on a contractual basis when final products are dispatched to the customer.

Royalties derived from the licensing of our intellectual property are recognized when persuasive evidence of an arrangement exists, delivery of the product or performance of the service has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Payments from customers received in advance of revenue recognition are recorded as deferred revenue.

Deferred revenue related to contracts involving both an exclusive license for a term and a provision for royalty payments per units beyond a minimum threshold will be recognized as follows: the initial payment amount will be either (a) recognized equally over the term or (b) based upon customer license usage, whichever cumulative figure is higher.

Service revenue from consulting, technical transfer, and training is recognized as the service is performed.

Research and Development Costs

Research and development costs are recognized in the period incurred in accordance with SFAS No. 2 Accounting for Research and Development Costs. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.

Intellectual Property

The costs of internally developing intellectual property that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business and related to an entity as a whole have been expensed as incurred pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets. Legal fees, registration costs, and ongoing maintenance costs relating to intellectual property are capitalized as incurred and are amortized on a straight line basis over the estimated remaining statutory lives of the patents, ranging from one to twenty years. We evaluate the recoverability of our intellectual property periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intellectual property have been identified during the periods presented.

Income Taxes

We provide for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes. The standard requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. Deferred tax assets and liabilities for each jurisdiction are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation Expense

We account for grants under our 2006 Stock Incentive Plan in accordance with SFAS No. 123(R), Share-Based Payment. We record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

Foreign Operations & Foreign Currency

We have two wholly-owned subsidiaries incorporated in New Zealand. Our direct subsidiary, PureDepth Ltd., is the holding entity for the intellectual property portfolio, which is subject to an exclusive license with us for its use, exploitation and future development. Our indirect subsidiary, PureDepth Incorporated Ltd., undertakes the operations in respect of any future research and development of the intellectual property portfolio on our behalf. This activity is governed by a development agreement with us upon which an annual development fee of $1,000,000, calculated at the end of each quarter, is paid. Income and expenditure relating to the license and future development of the intellectual property is an inter-company transaction eliminated on consolidation. Therefore, these amounts are not shown in the financial statements. We (including our subsidiaries) use the US dollar as our functional currency. We determined that the cash flow, sales price, sales market, expense, financing and intercompany transaction indicators on balance had by July 31, 2006 reached a significant level where under SFAS 52 each of the entities would be best represented by the US dollar as the functional currency.

Market Risk Disclosure

We record the majority of our foreign operating transactions in the US dollar. We also record all of our US operating transactions, including cash inflows and outflows, in the local currency, the US dollar. We expect that international activity will continue to represent a significant portion of our operations. Transactions with our New Zealand research and development facility and with any potential contract manufacturers in Asia will be directly affected by fluctuations in various currency rates. The New Zealand operation makes us vulnerable to future fluctuations in the exchange rate.  We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Off-Balance-Sheet Arrangements

As of October 31, 2006, there were no off-balance-sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123(R)), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments and the amortization method of compensation cost. The financial statements presented reflect the adoption of SFAS No. 123(R) for all periods.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. All periods are presented in accordance with SFAS No. 154.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), No. 157 (“SFAS 157”), Fair Value Measurements which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Factors affecting future results

We are not currently profitable and may never become profitable. We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future. In fact, we expect that our expenses will increase substantially in the near future. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. Currently, we have limited sources of revenue. Even if we succeed in developing and commercializing additional products, we expect that we will thereafter incur substantial losses for the foreseeable future. In sum, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability will be likely to negatively impact the value of our securities.

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

If we are unable to innovate and develop attractive new products, our business will be likely to be adversely affected. We expect to derive a substantial portion of our estimated revenues from the incorporation of the PureDepth Multi-Layer Display (“MLD”) technology into innovative new products for sale. The process of developing and marketing new products is generally complex and uncertain, and involves a number of risks including, without limitation, the following:

•	we may be unable to obtain adequate funding and resources necessary for investments in new products and technologies;

•	our investment and commitment of significant resources may not result in successful new products or technologies;

•	we may misunderstand our customers’ product needs and desires;

•
we may not be able to successfully anticipate the new products and technologies which will gain market acceptance, especially since the industry in which we operate is characterized by rapid changes, including technological changes;

•	we may not be able to protect the proprietary intellectual-property rights associated with the technologies we may use in any newly developed products;

•	our technology may become obsolete earlier than expected due to rapid advancements in technology and changes in consumer preferences, and

•	delays in being first to market with new technologies and products may prevent us from successfully competing with our rivals.

If we fail to develop and market innovative new products, or if any of the risks described above materialize, our business may be negatively and adversely affected.

Even with significant capital spending in the future to keep pace with technological changes, we may not be able to develop new technologies that are accepted by the market. Advances in technology typically lead to rapid declines in sales volumes for products made with older technologies and may even lead to those products becoming obsolete. As a result, we will likely be required to make significant expenditures to develop or acquire new technologies, including alternative display panel technologies that may cause our MLD technology to obsolesce. We may not be able to successfully develop new products that keep pace with technological changes through our own research and development efforts or through our acquisition of technology licenses. This may be true even after we have spent significant amounts of capital in pursuit of a particular technology. Furthermore, even if we are successful in developing or acquiring any particular technology, we may not be able to effectively commercialize or market the resulting product.

Our need to spend significant amounts of capital in developing new technologies and products may require us to seek additional financing that could dilute shareholdings or restrict our operations. Expenses for research and development activities for new products, especially those that involve innovative technology, are generally extremely difficult to forecast. If our actual expenditures far exceed our forecasted expenditures, or in the event of adverse market conditions, we may need to seek additional financing.

Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable to us, if available at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would likely be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to slow our growth, abandon certain product candidates (including candidates on which we have already spent considerable resources), or cease operations altogether.

Our business may be adversely affected if alternative display panel technologies erode future sales of products based on our proprietary MLD technology. The introduction of alternative display panel technologies, including those that may be currently under development by our competitors and us, may erode future sales of MLD technology, which may have a material adverse effect on our business.

The average selling prices of our displays using our technology may decline over time and negatively affect our operating results. The average selling prices of our displays using our technology are expected to continually decline over time as a result of, among other factors, technology advances, cost reductions and increased competition. Although we may be able to take advantage of the higher selling prices typically associated with new products and technologies we may bring to market, we cannot provide assurance that we can maintain licensing royalty prices in the face of market competition. If we are unable to effectively anticipate and counter the price erosion that accompanies our products, our profit margins will be negatively affected.

Our business model has changed and may be forced to change in the future. We currently focus our efforts on developing and licensing technology. Our licensing revenues depend on the success of our licensees in launching products in volume that incorporate our technology. We may be required to expand our efforts further into manufacturing, production startup, customer product development support, assisting in establishment of contract manufacturing and other services. To facilitate business, we may be required to manufacture and supply specialized physical components. These business model changes may be difficult or impossible and may be unprofitable.

We operate in a highly competitive environment and we may not be able to sustain our current market position. Our ability to compete successfully depends on factors both within and outside our control, including product pricing, performance and reliability, successful and timely investment and product development, success or failure of our end-brand customers in marketing their brands and products, component and raw material supply costs, and general economic and industry conditions. Currently, we believe that our MLD technology has a number of competitive advantages over competing technologies. Nevertheless, our competitors from time to time may have greater financial, sales and marketing, manufacturing, research and development or technological resources than us. In particular, competitors with greater resources may be able to license or manufacture competitive products on a larger scale or with greater cost efficiencies than us. Alternatively, because innovation in our industry often creates wide scale change in technologies and resulting products, our competitors may develop superior technologies and obtain exclusive rights to those technologies. In sum, we may not be able to sustain our perceived current market advantages.

Governmental regulation may limit our activities or increase our costs of operations. Our business and operations are subject to various forms of government regulation in the countries in which we do business, including required business/investment approvals, export regulations based on national security or other reasons, and other export/import regulations such as tariffs. In addition, environment and recycling laws and regulations relating to the disposal of electronics are likely to be revised and tightened in the near future. If we cannot comply with these regulations without great cost, our financial performance may suffer.

General economic conditions may adversely affect our sales and profitability. For the most part, purchases of our products are discretionary. As a result, demand for consumer electronics products, which we believe will account for a significant proportion of our worldwide operating revenue, will be likely to be affected by general economic trends in the countries or regions in which our products are sold. Similarly, demand for business use products and for components we may manufacture that go into products of third parties will be likely to be affected by general economic trends in the various markets in which we sell our products. In sum, economic downturns and resulting declines of demand in our major markets, including North America, Europe, Australia and Asia, may adversely affect our sales and operating results.

As we materially rely on a limited number of third-party suppliers for key raw materials, components and manufacturing equipment, and any disruption in their supply will negatively affect our business. Our development, marketing prototype and production support operations depend on obtaining adequate supplies of quality raw materials and components on a timely basis. In general, we source most of our raw materials as well as key components of MLD products from two or three suppliers for each key component. We may experience shortages in the supply of these and other components or raw materials as a result of, among other things, anticipated capacity expansion in the MLD and competitive industries. If we are unable to obtain adequate supplies of high quality raw materials or components in a timely manner or make alternative arrangements for such supplies, this would contribute to slower production and negatively impact license fees.

Our business materially relies on patent rights that may be narrowed in scope or found to be invalid or otherwise unenforceable. Our success will materially depend on our ability to obtain, defend and enforce our patent rights worldwide. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or a competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. In addition, because (i) patent applications in various countries publish at different times, (ii) it is difficult to monitor patent applications that may be filed in other countries by third parties, and (iii) the publication of discoveries in scientific or patent literature often lags behind actual discoveries, we generally cannot be certain that (i) we were the first creator of inventions covered by our pending patent applications, (ii) that we or any of our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications, or (iii) that we were the first to file patent applications on such inventions.

Failure to protect our intellectual property rights could impair our competitiveness and harm our business and future prospects. We believe that developing new products and technologies that can be differentiated from those of our competitors is critical to the success of our business. We intend to take active measures to obtain international protection of our intellectual property by obtaining patents and undertaking monitoring activities in our major markets. Nevertheless, we may not be able to effectively deter competitors from improper use of our proprietary technologies. For instance, our competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise, and our intellectual property may otherwise become known or independently developed by our competitors Our technology may be accessible in markets, such as Asia, where the practical legal protections for intellectual property may be considerably less than in North America or Europe. As a result, we may have to litigate to enforce and protect our intellectual-property rights to determine their scope, validity or enforceability. Intellectual-property litigation is particularly expensive, could cause a diversion of resources, and may not prove successful. The loss of intellectual-property protection or the inability to secure or enforce intellectual property protection could materially harm our business and ability to compete.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, or forced to defend against litigation. If our products, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing implementation or product;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

Our business will subject us to potential product-liability claims that could adversely affect our operating results, financial condition and business reputation. We may in the future manufacture various products or components in accordance with internationally accepted quality-control standards. We cannot be certain, however, that all of the products using our technology will be defect-free and will not be recalled at some later date. Furthermore, although we maintain insurance against product-liability claims, we cannot be certain that such insurance can adequately satisfy the liabilities that may ultimately be incurred. In addition, insurance may not continue to be available on terms acceptable to us. A large-scale product recall or a successful product-liability claim against us could result in significant costs or have a negative impact on our reputation, which may in turn lead to a decrease in sales, adversely affecting our results of operations.

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

We expect to have significant international operations, which will pose unique risks to our business. We expect that a substantial portion of our operational activity will be conducted outside of the United States and New Zealand (particularly in Asia). There are a number of risks inherent in doing business in overseas markets, including the following:

•	unexpected legal or regulatory changes;

•	unfavorable political or economic factors;

•	difficulties in recruiting and retaining personnel;

•	labor disputes, including strikes;

•	less developed technological infrastructure, which can affect our production or other activities or result in lower customer acceptance of our products and services;

•	potentially adverse tax consequences; or

•	social, political or economic turmoil due to terrorism, war, or other factors.

Our failure to adequately address these risks may hurt our business.

We may be unable to successfully manage and sustain our growth, which could harm our business. Since the founding of DVIL, we have experienced, and expect to continue to experience, rapid growth in the scope and complexity of our operations. This growth may strain our managerial, financial, manufacturing and other resources, impairing our ability to effectively execute our business plans. In addition, we may experience manufacturing difficulties with our partners in starting production that uses our technology. The materialization of these risks could adversely affect our operating results.

Trading of our common stock on an illiquid market may result in lower market prices. Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reductions in security analysts’ and the media’s coverage of our operations and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which will make it difficult to sell shares of our common stock. In general, there has been very little trading activity in shares of our common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, our stockholders may not always be able to resell shares of our common stock publicly at times and prices that they feel are fair or appropriate.

When additional registrations occur and transfer restrictions lapse, the availability of shares may depress the price.  In a private placement in January and March 2006, we issued approximately 18,200,000 shares of our common stock, A Warrants to purchase approximately 9,100,000 shares of our common stock and B Warrants to purchase approximately 9,100,000 shares of our common stock. In July 2006, we cancelled B Warrants to purchase approximately 6,700,000 shares of our common stock and issued D Warrants to purchase approximately 6,700,000 shares of our common stock. We are obligated to register for resale some of these shares which will significantly increase the shares and shares underlying the warrants freely tradable following resale from the current 5,200,000 freely tradable shares. Holders may also have an ability to sell under Rule 144 as time elapses, regardless of registration rights. Additionally, there are options to purchase approximately 12,500,000 shares of our common stock which may be registered under Form S-8 in the near term. Any one of these factors or a combination of them will substantially increase the number of shares available on the market and may have an effect on the trading price of the stock.

We may not succeed in efforts to have our common stock listed on the Nasdaq Global Market or a securities exchange. We plan to seek listing of our common stock on a national securities exchange. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange.

There has been only a limited public market for our common stock to date. To date, there has been only a limited public market for our common stock on the Over-the-Counter Bulletin Board. Our common stock is currently not listed on any exchange. If an active trading market for our common stock does not develop, the market price and liquidity of our common stock will be materially and adversely affected.

Because we became public by means of a forward triangular merger, we may not be able to attract the attention of major brokerage firms. Additional risks may exist as a result of our becoming a public reporting company through a forward triangular merger transaction, as opposed to a traditional initial public offering. Because we did not engage in a more traditional and publicized initial public offering, security analysts of major brokerage firms may not provide us research coverage. In addition, there is no incentive to brokerage firms to recommend the purchase of our common stock. The failure of brokerage firms to provide analyst coverage will be likely to slow the dissemination of awareness and knowledge of our business. As a result, the trading price of our common stock may be adversely affected.

Our majority stockholder possesses a controlling portion of the voting power of our common stock, which could adversely affect the market price of our common stock. As of October 31, 2006, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock or approximately 55% of our outstanding common stock plus 1,768,698 shares issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our certificate of incorporation grants the Company’s Board of Directors with the power to designate and issue additional shares of common and/or preferred stock. Our authorized capital consists of 200,000,000 shares, of which 190,000,000 shares are designated as common stock, par value $.001 per share, and 10,000,000 shares are designated as preferred stock, par value $.001 per share. Pursuant to authority granted by our certificate of incorporation, our Board of Directors, without any action by the stockholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our Board of Directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

We are subject to the Sarbanes-Oxley Act and the reporting requirements of federal securities laws, which can be expensive. As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports and other information with the SEC, will cause our expenses to be higher than they would be had we remained privately held. In addition, because we only recently became subject to these laws and regulations, we cannot accurately estimate their cost to us from a general and administrative standpoint.

We have never paid dividends on our capital stock and do not intend to do so for the foreseeable future. We have never paid dividends on our capital stock and we do not anticipate that we will cause the Company to pay any dividends for the foreseeable future. Accordingly, any return on an investment in us will be realized, if at all, only when an investor sells shares of our common stock.

Item 3. Controls and Procedures

As of October 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of that date are effective to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis. Additionally, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  During the third quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date of such evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

On August 4, 2006, Robert O’Callahan, Chief Financial Officer, and Mark Kalow, Director were each granted options to purchase 100,000 and 33,400 shares of our common stock, respectively. The option grants have an exercise price of market price as of grant date per share with seven year term and otherwise subject to the 2006 Stock Incentive Plan. The shares subject to the options will vest with 1/6 of such shares vesting on December 30, 2006, and 1/12 at quarterly intervals thereafter over three years concluding June 30, 2009. On August 4, 2006, an advisory board member was granted an option to purchase 40,000 shares of our common stock on these terms. On each of September 5 and October 5, each of the foregoing individuals were granted options to purchase an additional 100,000, 33,400, and 40,000 shares of our common stock respectively, in each case on the same terms as the initial grants.

On September 6, 2006 we issued 344,000 “D Warrants” to an advisor as compensation for services rendered.

On September 7, 2006, John Floisand and Thomas L. Marcus were each granted options to purchase 20,000 shares of our common stock in connection with their appointment as directors to fill vacancies on the Board. The option grants have an exercise price per share equal to the per share market price of our common stock on the grant date with a seven year term and otherwise subject to the 2006 Stock Incentive Plan. The shares subject to the options will vest over three years, with the first 1/6 vesting at six months. On October 5 each of the foregoing individuals was granted an option to purchase an additional 20,000 shares of our common stock, in each case on the same terms as the initial grants.

On September 29 and October 5, 2006, we issued 206,100 shares of common stock pursuant to the exercise of options.

On October 26, 2006, at a duly convened Board Meeting we granted 375,000 stock options at the closing price that day.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, PureDepth believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 promulgated thereunder. Each of the above-referenced investors in PureDepth’s stock private placements represented to PureDepth in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

10.10	Executive Employment Agreement - O’Callahan (1)

10.11	Executive Employment Agreement - Angelopoulos (2)

10.12	License Agreement - IGT++

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 8-K filed November 7, 2006.
(2)	Incorporated by reference from our Form 8-K filed November 16, 2006.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: December 15, 2006	By:	/s/ Fred Angelopoulos
Fred Angelopoulos Chief Executive Officer

By:	/s/ Robert O’ Callahan
Robert O’ Callahan Chief Financial Officer

Index to Exhibits Filed with this Report

(a) Exhibits

Exhibit No.	Description

10.12	License Agreement - IGT++

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.