Form 10KSB
period 2007-01-31
PUREDEPTH, INC.
filed 2007-05-31
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                        For the fiscal year ended January 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
                                                        For the Transition Period from _____ to _____

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

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company:  Yes [  ]  No [X]

Issuer’s revenues for its most recent fiscal year: $268,996.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the Issuer’s common stock as of April 30, 2007 was approximately $33,840,700. Shares of common stock held by each officer and director and by each person known by the Issuer to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2007, 66,157,382 shares of Issuer’s common stock, $0.001 par value, were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes [  ]  No [X]

PUREDEPTH, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JANUARY 31, 2007

Special Note Regarding Forward-Looking Information

This Annual Report of PureDepth, Inc. on Form 10-KSB contains certain “forward-looking statements” All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and amendments to such reports. Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Annual Report.

Company and Fiscal Year

As used herein, unless the context otherwise requires, PureDepth, Inc., together with its New Zealand subsidiaries PureDepth Limited and PureDepth Incorporated Limited, are referred to in this Annual Report on Form 10-KSB as the “Company,” “we,” “us” and “our.” References herein to year ending 2008, year ended 2007 and ten-month period ended 2006 mean the fiscal year ending January 31, 2008, the fiscal year ended January 31, 2007 and the ten-month fiscal period ended January 31, 2006, respectively.

PART I

ITEM 1- DESCRIPTION OF BUSINESS

Overview

We are a technology and licensing company focused on the visual display experience. Our business is the development, marketing, licensing and support of our proprietary Multi-Layer Display (MLD™) technology and related products and services. Unlike other display-based technologies, our MLD technology was created and designed based on how humans visualize the world. Depth is a key component of everyday visualization and interaction, yet in the world today most of our information is displayed on technology that can, at best, only provide the visual perception of depth. Unlike standard two-dimensional (2D) display technologies that utilize only a single-layer liquid crystal display (LCD), our MLD technology utilizes two or more LCD panels that are stacked and separated by actual depth. We believe that when our MLD technology is incorporated into display products, this actual depth provides for distinct new ways in which to view, monitor and interact with visual information.

Our technology has application in industries and markets where flat panel monitors and displays are utilized. Our goal is to have our MLD technology become a standard technology for incorporation into these LCD-based products, which include location-based entertainment devices, computer monitors, flat panel televisions, mobile devices and other mass market display devices.

Corporate Background and Organization

Predecessor Entities

PureDepth, Inc. was originally incorporated in California in April 2005 as the successor-in-interest to a New Zealand corporation, Deep Video Imaging Limited, founded in 1999, and it’s wholly owned subsidiaries PureDepth Limited and PureDepth Incorporated Limited. In this report, we occasionally refer to PureDepth, Inc. (the California corporation) and its predecessors-in-interest as the “PureDepth Group” and to Deep Video Imaging Limited as “DVIL.”

Reverse Merger

On March 31, 2006, PureDepth, Inc. (the California corporation) consummated a merger transaction in which it merged with and into a wholly owned subsidiary of Diamond One, Inc. (Diamond One), a publicly traded Colorado corporation. As a result of that merger, the separate legal existence of PureDepth, Inc. (the California corporation) ceased. The former stockholders of PureDepth, Inc. (the California corporation) received shares of Diamond One stock in connection with the merger to the extent that they owned approximately 89% of the voting capital stock of Diamond One immediately after the transaction. For accounting purposes, the merger was treated as the reverse acquisition whereby PureDepth, Inc. (the California corporation) was treated as the acquirer. Accordingly, the merger is sometimes referred to herein as the “reverse merger.”

On May 8, 2006, Diamond One changed its name to PureDepth, Inc. On May 30, 2006, PureDepth, Inc. (f/k/a Diamond One, Inc.) reincorporated in the State of Delaware by engaging in a short-form merger with a wholly-owned Delaware subsidiary. After the short-form reincorporation merger, the surviving entity was and currently is named PureDepth, Inc.

Divestiture of Former Business

On May 9, 2006, pursuant to the exercise of an Option Agreement dated March 16, 2006 by and among Diamond One, Robert Chramosta and Troy Fullmer, we transferred all of the outstanding membership interests (initially held by Diamond One) in our then wholly-owned subsidiary, Numismatic Capital Group, LLC, a Colorado limited liability company, to Messrs. Chramosta and Fullmer in consideration of their transfer to us of 1,000,000 shares of our common stock then held by them. We subsequently retired and cancelled these shares. Prior to the reverse merger, Diamond One assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One prior to the merger, to Numismatic Capital Group. The exercise of the Option Agreement effectively divested the Company of the coin and exchange business.

Subsidiaries

PureDepth, Inc. has a wholly-owned subsidiary named PureDepth Limited, which in turn has a wholly-owned subsidiary named PureDepth Incorporated Limited. Both PureDepth Limited and PureDepth Incorporated Limited are New Zealand corporations. PureDepth Limited owns our intellectual property portfolio, which is licensed to PureDepth, Inc. pursuant to an exclusive, perpetual license agreement. PureDepth Incorporated Limited provides operations and other support for us, including regional finance, administration, research and development, and intellectual property (including legal) management operations on behalf of its parent entities. All financial items included in this report are denominated in US dollars unless specifically identified as New Zealand dollars.

Principal Executive Offices

Our principal executive offices are located at 255 Shoreline Drive, Suite 610, Redwood City, California 94065. Our telephone number is (650) 632-0800. Our website is www.puredepth.com. None of the information on our website is part of this report.

Industry Background

Display technology has evolved from cathode ray tubes to LCDs, plasma displays and other display technologies. LCDs are part of our everyday work and personal lives, as they are integrated in a wide range of products such as computer monitors, televisions, mobile phones and car navigation systems. According to DisplaySearch, a leading market research and consulting firm, in 2006 worldwide shipments of all LCD forms exceeded 1 billion units.

Visual display products that utilize only a single LCD layer cannot display the real depth of three dimensional (3D) content. Various software applications and techniques designed for standard single LCD layer display products have been developed to simulate depth.  Some of these applications provide an illusion of three dimensions by the use of shading sections around windows and dialog boxes on screens. High-end gaming, CAD drawing and industrial design software packages have been developed which combine realistic surface rendering, lighting, shading and shadow effects with photo-realistic perspective images in order to simulate a 3D image which can be manipulated and rolled around on the screen. Graphical user interfaces have been developed to allow for the stacked display of multiple windows on which different data or images can be overlapped.  Software techniques such as “alpha blending,” in which operating systems using transparent layers of graphical user interface windows, such as Apple Macintosh computers and Microsoft Windows, are used to display multiple layers of information, attempt to enhance the utility of layered content by allowing the viewer to see through one stacked window to the window below it.

                An alternative approach to using software applications and techniques with single layer displays to simulate depth is stereoscopic technology. This technology works by directing slightly different images to a viewer’s left and right eye. The result is that objects appear to float in front of or behind the display surface. With this technology, however, there is an optimum viewing position, or “sweet spot,” from which the viewer best achieves the 3D effect. Accordingly, a significant drawback to this technology is that if the viewer is not seated in the sweet spot, he or she will not observe a 3D effect.  Additionally, some users may become nauseous or dizzy when using stereoscopic technology. Further, 3D stereoscopic displays may require specialized manufacturing processes and dedicated software development, and sometimes must be used with special glasses or tracking devices.

Our MLD Technology

We believe that because our MLD technology utilizes real depth, it provides a superior method of displaying multiple windows on which different data or images can be overlapped displaying 3D content and creating unique opportunities for visual application functionality.

Our MLD technology utilizes two or more distinct layers of LCD panels that are stacked, separated by actual depth and share a common light source.

The stacked arrangement allows the viewer to look through the front LCD display panel to see images displayed on the LCD display panel behind it. The appropriate distance between the LCD panels in an MLD-based display device will depend on the target application.  For example, for location based entertainment display devices, a large separation between the LCD panels will create a more dramatic 3D effect, whereas for air traffic control, a smaller distance may be more appropriate to closely relate the information displayed on each layer.

Traditionally, because a stacked LCD arrangement uses overlaid pixel patterns, it would give rise to what is called “Moiré interference.” Moiré interference is a visual pattern of bright and dark vertical bands which results in distraction for the viewer and can lead to nausea.  In order to address this problem, we have developed and patented an interstitial optical component that is placed between the LCD display layers.  The primary function of this component is to eliminate the Moiré interference while minimizing any degradation to the rear display image quality.

MLD Technology Benefits and Functionality

We believe that our MLD technology allows for a more natural 3D viewing experience than other display technologies for the following reasons:

•
Natural human visual experience: MLD technology does not attempt to “trick” the brain into perceiving a 3D image. Instead, it leverages off the natural human visual system by using real depth to display 3D images. The result is that viewers are not subject to headaches, nausea, fatigue and loss of orientation which may occur when viewing content on alternative display technologies that simulate rather than utilize real depth.

•
Transparency using real depth: When software transparency is used in a single layer display to view two graphical objects at the same time, the viewer receives mixed visual signals from each of the pixels where the graphical objects overlap. In this case, the pixels display both graphical images in the same area by blending the colors of the images which requires cognitive overhead to “de-code” and separate out the individual graphical objects. Viewers of MLD-based visual displays do not experience this type of cognitive overhead as graphical objects on each LCD layer have pixels that are solely dedicated to their display and presentation.

•
Natural viewings angles: MLD-based display devices do not impose any restrictions on the angle at which a 3D image may be viewed. Typical stereoscopic displays have a “sweet spot” where the user must position themselves so that the 3D effect is optimal. As MLD technology uses real depth, users can view the display from all angles as they would when viewing a single layered display.

•	Un-aided viewing experience: MLD-based display devices do not require the viewer to use any ancillary devices such as tracking systems or viewing glasses.

In addition, we believe our technology has the following market advantages:

•
Uses existing technology: MLD display devices can replace single layer display devices and enhance off-the-shelf computing hardware and software, allowing any user to upgrade and differentiate without writing-off current information and technology investments. As such, MLD technology can be used with all major operating systems.

•
Uses existing components: The components involved in constructing MLD devices are readily available since MLD technology uses industry standard LCD flat panels. At present, there is a multi-billion dollar infrastructure for the LCD market that manufactures displays suitable for use in MLD-based products.

We believe that the visual effect created by our MLD technology has the potential to enable unique display product features, such as:

•
Information Segregation. An MLD-based visual display product can help a user find objects in a complicated user interface by separating out objects naturally with depth For complex user tasks that require monitoring of many objects in a display, such as those typically performed in air traffic control applications, we believe that MLD-based displays will enable better information uptake by the viewer.

•
Brilliant Alerts. An MLD-based product can produce “brilliant alerts” in order to bring time-sensitive information to the immediate attention of the viewer. These alerts are created by quickly moving information from the back LCD to the front LCD and back again. The goal of such an alert is to trigger the viewer’s instinctual fight or flight response and improve reaction times compared to those of viewers of a single layer display equivalent. This type of feature would have application in navigation, process control and command and control products.

•
Natural Human Interfaces. By using the front LCD in our MLD technology as an interface display and the back LCD as a content display, our MLD technology can be utilized to create artificial 3D human interfaces for use in product applications ranging from computer graphical user interfaces to television programming and recording.

•
Variability. An MLD-based display can switch between single layer mode and multi-layer mode, providing multiple uses within one device. For example, the user can run 3D games in MLD-mode and then switch back to normal single layer mode for applications that may work best on a single layer display such as word processing.

Our Business Model

Our business model is to derive revenues primarily from the licensing of our technology to our product partners and LCD manufacturing partners and, to a lesser extent, from sales of prototype MLD-enabled display devices and associated technical services.

Licensing revenues are primarily royalties paid by licensees for the integration of our intellectual property into their display-based products. These revenues are generally calculated on a per-unit sold or shipped basis. In connection with our licensing arrangements, for an additional fee we may also provide various support services to help our partners achieve a successful launch of their MLD-based products. These services may include the following:

•	Engineering consulting services, including providing reference designs and technical transfers for rapid product design for mass production of MLD-based products;

•	Specification and supply of the interstitial component used in these MLD devices;

•
Software development tools and drivers for market-specific applications. For example, we have developed a software development tool for software developers to optimize 3D modeling and content design for software applications. Additionally we are developing an automated MLD 3D driver for use with 3D gaming products which will allow all existing 3D games to be played on an MLD-based display device without any software modification.

•	Software support and training, which can involve on-site training sessions on best practices in design and/or training on our software tools and drivers for market-specific applications.

Product revenues are generally derived from sales of our MLD-enabled, display-based product prototypes. We have developed and manufactured a limited number of these prototypes for each of our target markets. We market these prototypes to our existing or potential partners, who generally use them to evaluate our technology and to develop, test and promote MLD-based display products.

Our Strategy

We are focused on creating mutually beneficial partnerships with the leading providers in each of our target markets: location-based entertainment devices, computer monitors, flat-panel televisions, mobile devices and other mass market display devices. We intend to capitalize on our technical know-how and innovative culture to continue developing and delivering compelling visual display experiences utilizing MLD. Through our partnerships we believe we can create a consumer expectation and promote expansion for MLD-based visual displays.

                We do not currently manufacture, market or sell MLD-based visual display devices, other than prototypes used in the marketing, evaluation and demonstration of our technology. Instead, our direct customers are our product partners and LCD manufacturing partners.

Product Partners

Companies that we would categorize as product partners include those that design, develop, manufacture, and sell finished visual display-based products such as computer monitors, flat panel televisions and mobile devices. Some of the leading examples of these types of companies are Samsung, Dell, and Viewsonic. Generally, these companies utilize external OEMs for the core technologies integrated into visual display-based products, including LCD manufacturers that produce LCD modules. They are interested in defensible technological advantages for their visual display-based products due to the commodity nature of their target market segments. Our strategy is to license our MLD technology to companies that become our product partners. These product partners may also work collaboratively with our engineers and their OEMs to integrate our MLD technology into their consumer products. In most cases, we will also provide our product partners with partner specific software and hardware engineering consultancy services, software tools, manufacturing know-how and product prototypes.   Our current licensees are all in the product partner category.

LCD Manufacturing Partners

Companies that we would categorize as LCD manufacturing partners include those that design, develop, manufacture and sell LCD modules to be incorporated into display-based products for various market segments. Some of the leading examples of these type of companies include Samsung, LG Philips, Sharp, Epson, AUO, TMD and Chimei.  The majority of these manufacturers are based in Korea, Japan, and Taiwan. They are interested in unique technologies, such as our MLD technology, which can enable them to differentiate their offerings to their target customer group, which includes companies that we would categorize as product partners. Our strategy is to license our MLD technology to companies that become our LCD manufacturing partners. In most cases, we will also provide our LCD manufacturing partners with partner specific software and hardware engineering consultancy services, software tools, manufacturing know- how and product prototypes.

Our Target Markets

In conjunction with our product and LCD manufacturing partners we are targeting the following markets:

Location-Based Entertainment (LBE) Devices

Location-based entertainment devices include visual display devices that are located in entertainment establishments, such as casinos, coin-operated amusement centers and similar facilities. Our strategy is to provide a replacement and/or enhancement for mechanical gaming devices and enable new and more compelling content for customers of our partners.

In Japan, we are a party to an agreement with Sanyo Electric Corporation (Sanyo) for the licensing of our MLD technology into products for the Pachinko and Pachislot market. According to the National Police Agency of Japan, this market is one of the largest gaming markets in the world with unit volume approaching 6,000,000 machines per year. Sanyo is developing an innovative Pachinko and Pachislot platform integrating MLD technology that they expect to begin shipping to customers by the end of calendar year 2007.

Outside of Japan, we are a party to a licensing agreement with International Game Technology (IGT) for the licensing of our technology into digital slot machines. IGT is the largest provider of gaming machines outside of Japan. The total annual estimated worldwide sales volume of slot machines is approximately 300,000 units.

Computer Monitors

DisplaySearch estimates that there will be over 120,000,000 computer monitors sold in calendar year 2007. The leading product vendors selling monitors include Samsung, Dell, HP, Acer, LGE and Viewsonic. As evidenced by the significant declines in average selling prices for monitors in recent years, this market is highly competitive and driven mostly by price. Our strategy is to provide a highly compelling solution for the high-end gamer and graphics professional. Gamers and graphics professionals generally demand the best visual experience, which is typically characterized by high-end graphics cards, large displays and fast refresh rates. Moreover, graphics professionals will be able to double their viewing area without compromising their physical space.

Flat Panel Televisions

DisplaySearch estimates that there will be over 60,000,000 LCD flat-panel televisions sold in 2007. The leading vendors in this market include Samsung, Sharp, Sony, Philips and LGE. Our strategy is to provide a platform for seamless integration of computer and television interfaces using MLD-based display devices. Because MLD technology provides two layers of LCD panels, enhanced interfaces can be easily displayed across any video signal that can drive an LCD panel. This allows for such applications as Tivo-like recording, Apple TV or Microsoft Media Center access to be displayed on one layer, while separate content is displayed on the other layer utilizing another video signal. In addition to new interfaces, MLD-based televisions have the capability of providing highly saturated colors by using the back LCD as a dynamic color backlight.

Mobile Devices

According to DisplaySearch, there were over 1,000,000,000 mobile phones and handheld entertainment devices sold worldwide in 2006. Handheld devices are expanding rapidly in their capabilities. Multipurpose devices have become the norm with the functionality of mobile phones blurring with personal assistants, music players, game machines, high-resolution cameras and GPS navigation. Using an MLD-based device, users will be able to double their viewing area without increasing the physical size of the device. Our strategy is to target the leading providers of mobile phones and handheld entertainment devices offering: (i) a new platform for doubling screen size without changing the form factor of the device, and (ii) a 3D interactive gaming platform for small devices.

Other Mass Market Devices

We believe that defense, automotive and other vertical markets like personal navigation are well aligned to take advantage of our MLD technology. Our strategy for vertical market penetration is to work with established leaders and integrators in these markets, including the major automobile manufacturers and their associated integrators. We are a party to a development and sales agreement with DRS Electronic Systems, Inc. and DRS Laurel Technologies (DRS) pursuant to which DRS will develop and distribute products for the US Army and US Navy utilizing a derivative MLD technology.

Sales and Marketing

Our sales and marketing strategy is focused on securing and supporting our partners.

Sales Strategy

Because we are primarily a licensing company, we have a focused sales team dedicated to named accounts in each of our target product areas. Key areas of focus are LCD manufacturers in Asia and leading product companies in each of our target markets. In addition, we currently have dedicated sales people for each of our signed licensees: IGT, Sanyo, and DRS. We also have an engineering team assigned to each account.

Marketing Strategy

Our marketing strategy is to promote our MLD technology and support our partners. As is often the case with new technologies, we believe that mass market consumers, consumer product companies and manufacturers need to be educated on the benefits of MLD technology. In this aspect, we face the same market challenge that the display industry faced in the early days of high definition television. Accordingly, one of our key marketing objectives is to articulate and promote the benefits of MLD technology. Our main vehicles of communication are our web site, press releases, trade shows and speaking opportunities.

Research and Development

Our research and development activities fall into four categories: (i) research; (ii) patent development; (iii) prototype development and (iv) product design development. Our efforts in research focus on the core technology surrounding our MLD technology, such as optics, LCD and alternative display technologies, backlight technology, manufacturing processes, component technologies, and similar technologies. Patent development focuses on the authoring of new and supplemental patents to support and continue developing our core patents, and the protection of our existing patents. Prototype development is the actual sample implementation of the MLD technology into specific devices (such as computer monitors, mobile phones, music players, notebook computers, navigation devices or gaming machines). Finally, product design development is the adaptation of our MLD technology for use by a specific partner for a specific market - for example, the amusement market for Sanyo in Japan.

Total research and development costs were $2.3 million for the year ended January 31, 2007 and $1.0 million for the ten-month period ended January 31, 2006.

Customers and Partners

Currently, our key customers are our current product partners: Sanyo and IGT in the location-based entertainment device market, and DRS in the specialized computer monitor market. We are working to expand our customer base by targeting LCD manufacturers, primarily based in Asia, as potential LCD manufacturing partners.

In the year ended 2007, license revenue from our agreement with IGT accounted for 100% of our licensing revenues and approximately 80% of our total revenues. We did not record any revenues for the ten-month period ended 2006.

Competition

We compete in the global visual display consumer products market, principally in North America, Asia and Europe and primarily the markets for location-based entertainment devices, computer monitors, flat panel televisions, mobile devices and other mass market display devices. As an early-stage company with limited history we do not yet have a significant share in any of these markets. We categorize our competition for our MLD technology and MLD-based products into three main categories: (i) standard single layer displays, (ii) software applications and techniques that are used with single layer displays to simulate depth, such as software transparency and alpha blending, and (iii) 3D stereoscopic displays. Major standard single layer display competitors comprise all consumer product manufactures of LCD displays, including Samsung, Sharp, LG Philips. Competitors offering software techniques and applications used with single layer displays to simulate depth include Apple and Microsoft. Competitors providing 3D stereoscopic displays include NEC, LGE, Philips, Sharp and Neurok.

Sources and Availability of Raw Materials

Our research and development, marketing prototype and production support operations depend on obtaining adequate supplies of quality raw materials and components on a timely basis In general, we source most of our raw materials as well as key components of prototype MLD products from two or three suppliers for each key component. This is a result of our need to buy small quantities of raw materials and in many cases with non-standard or customized specifications. The high volume, lower cost manufacturers of these materials generally will not sell in small quantities or build non-standard or customized components. We may experience shortages in the supply of components or raw materials as a result of, among other things, anticipated capacity expansion in MLD and competitive industries.

Proprietary Rights and Licenses

Intellectual Property and Patents

With 46 patents covering the United States, Europe, Japan, Korea and smaller markets around the world, we believe that our MLD technologies are well protected for use in any form factor utilizing multiple LCDs with real depth and an interstitial component. PureDepth has maintained a rigorous intellectual property strategy since inception. We believe that this strategy will ensure that the core technology we have developed is protected and will simultaneously limit the ability of competitors to operate in our market. Our intellectual property portfolio includes an extensive range of defensive and offensive patents, trademarks and designs. The main focus of the portfolio relates to the MLD technology together with improvements and components. In addition, the portfolio includes certain software applications we have developed for use with our MLD technology.

Hardware Technology Patents

Our family of patents were filed to protect our core technology and the idea of providing an image with depth rather than a true 3D image. The base patent relating to the MLD technology was originally filed as a PCT application in July 1998. Subsequently, the application has entered the national phase in thirteen territories, notably including the major markets of Europe, United States and Japan. The patent covers two or more layers arranged such that one can look through the front most layer(s) and see the images displayed on the layers behind it and includes the use of an interstitial diffuser to overcome Moiré interference. The patent has been granted in New Zealand and the U.S.

 Our patent portfolio is not limited to one method of eliminating Moiré interference. Additional hardware patents have been granted which offer protection of MLD technology beyond the original scope of the base patent. Other patent applications filed address embedded hardware and end-user applications. These include an MLD PDA and in-car viewing applications. Broader applications address the use of MLD technology, such as an MLD-enabled display interfaced to a computing device.

Software Technology Patents

The patent applications we have filed relate to software technology we have developed to address the control or use of MLD technology and the integration of the technology into existing software programs. This software allows users to allocate screen objects to specific layers within the optical stack, either on an object by object basis, a region basis, or as an automated process based on image analysis and modification. In addition, this software can be used to enhance the viewing experience by controlling the characteristics of an object, such as color and brightness, and those spatially adjacent to the object in the depth axis.

Assignment of Intellectual Property from the BASS Group

In December 2001, DVIL entered into an agreement with BASS Group LLC, a Florida limited liability company, whereby John and Robert Bass assigned the rights and interest to three patents granted in the U.S. These rights were subsequently assigned to PureDepth Limited. In consideration of the assignment, PureDepth Limited is required to pay BASS Group approximately $175,000 per year through 2010. Currently, we owe BASS Group an aggregate of approximately $700,000. Pursuant to the agreement with BASS Group, we may be required to reassign the intellectual property to BASS Group in the event of certain defaults, including failure to pay pursuant to the agreement. We believe that our current cash resources are sufficient for the annual payment due in December 2007.

Other Intellectual Property Rights and Protection

We depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how and inventions for which patents may be difficult to enforce, we currently and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we, as a matter of general practice, require our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that we determine are important to our business.

Governmental Regulation/Environmental

Our business and operations are subject to various forms of government regulation in the various countries in which we do business, including required business/investment approvals, export regulations based on national security or other reasons, and other export/import regulations such as tariffs. Currently, we design our technology and products to meet rigid governmental requirements. However, because the final product will generally be produced and manufactured by our partners, the actual approval process is the responsibility of the partner for the specific market.

Many of the products manufactured by our licensees and the prototypes we manufacture are subject to certain environmental and recycling laws and regulations relating to the disposal of electronics. These laws are constantly subject to revision and amendment.

Employees

As of January 31, 2007 we had 37 employees based in the United States and New Zealand, all but two of which are full-time. Our research and development, hardware and software engineering and intellectual property patenting activities are based in New Zealand, and our business development activities are based out of our United States headquarters and our office in Japan. During the year ending 2008, we anticipate hiring additional full-time employees devoted to research and development activities, general and administrative activities and sales and marketing. We currently anticipate half of these new employees will be hired in Auckland, New Zealand and Asia and the other half in Redwood City, California.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future. In fact, we expect that our expenses will increase significantly in absolute dollars in future periods. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. Currently, we have limited sources of revenue. Even if we succeed in developing and commercializing our current and additional products, we expect that we will continue to incur substantial losses for the foreseeable future. In sum, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability will likely negatively impact the value of our securities.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION.

We are an early-stage company with a limited operating history upon which to evaluate the viability of our business and long-term prospects for success. Accordingly, potential investors should carefully consider the risks, expenses and unforeseen difficulties generally encountered in the operation and development of an early-stage business, including the risks and uncertainties frequently encountered by companies whose business and viability is dependent upon new technologies.

IF OUR PARTNERS ARE UNABLE TO INNOVATE, DEVELOP AND MARKET ATTRACTIVE NEW PRODUCTS INTO WHICH OUR TECHNOLOGY CAN BE INCORPORATED, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

We do not manufacture, market or sell visual display consumer products, other than prototypes, and expect to derive a substantial portion of our future revenues from the licensing of our MLD technology to our partners for their incorporation into innovative new products for sale. We expect that these revenues will generally be based on royalty payments calculated on a per unit sold or shipped basis. Accordingly, our licensing revenues depend on the success of our licensees in launching products in volume that incorporate our technology. We cannot control these manufacturer’s product development or commercialization efforts or predict their success. The process of developing and marketing new products is generally complex and uncertain, and involves a number of risks including, without limitation, the following:

•	our partners may be unable to obtain adequate funding and resources necessary for investments in new products and technologies;

•	our partners’ investments and commitment of significant resources may not result in successful new products or technologies;

•	our partners may misunderstand their customers’ product needs and desires;

•
our partners may not be able to successfully anticipate the new products and technologies which will gain market acceptance, especially since the industry in which they operate is characterized by rapid changes, including technological changes;

•	our partners’ technology may become obsolete earlier than expected due to rapid advancements in technology and changes in consumer preferences, and

•	delays in being first to market with new technologies and products may prevent our partners from successfully competing with their rivals.

If our partners fail to develop and market innovative new products, or if any of the risks described above materialize, our licensing revenues from our arrangements with these partners will decline and our business may be negatively and adversely affected.

OUR LICENSING ARRANGEMENTS HAVE LENGTHY SALES CYCLES THAT MAKE IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST RESULTS.

Our technology is generally incorporated in our partners’ products at the design stage. However, their decision to use our technology often requires significant expenditures by us for engineering, prototype manufacturing and sales consultation without any assurance of success, and often precede volume sales of products incorporating our technology, if any, by a year or more. If a partner decides at the design stage not to incorporate our technology into their products, we may not have another opportunity for a design win with respect to that customer's product for many months or years, if at all. Our sales cycle can take up to 24 months to complete and because of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume licensing revenues, if any, from these expenditures. Moreover, the value of any design win will largely depend on the commercial success of our product and LCD manufacturing partners' products. There can be no assurance that we will continue to achieve licensing wins or that any licensing win will result in future revenues.

A SMALL NUMBER OF PARTNERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES AND ACCOUNTS RECEIVABLE IN ANY PERIOD, AND IF ANY ONE OF THEM FAILS TO SHIP PRODUCTS INCORPORATING OUR TECHNOLOGY OR FAILS TO PAY US, OUR OPERATING RESULTS WILL SUFFER.

We currently have licensing arrangements only with IGT, Sanyo and DRS, and expect to derive a significant portion of our revenues for the year ending 2008 from prepaid royalties under our licensing agreement with IGT included in deferred revenue. We are not expecting significant additional revenue from IGT as we cannot control IGT or our other partner’s product development or commercialization efforts. If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

At any given time, the majority of our accounts receivable will be comprised of amounts due from a small number of these partners. Generally, we do not require collateral from our partners. If any of our partners do not pay us, our operating results will be harmed.

EVEN WITH SIGNIFICANT CAPITAL SPENDING IN THE FUTURE TO KEEP PACE WITH TECHNOLOGICAL CHANGES, WE MAY NOT BE ABLE TO DEVELOP NEW TECHNOLOGIES THAT ARE ACCEPTED BY THE MARKET.

Advances in technology typically lead to a decline in sales volumes for products made with older technologies and may even lead to those products becoming obsolete. As a result, we will likely be required to make significant expenditures to enhance our existing technology or to develop or acquire new technologies to be incorporated into our partners’ products, including technologies that may cause our MLD technology to obsolesce. We may not be able to successfully enhance our technology or develop new technologies that keep pace with technological changes through our own research and development efforts or through our acquisition of technology licenses. This may be true even after we have spent significant amounts of capital. Furthermore, even if we are successful in enhancing, developing or acquiring any particular technology, we may not be able to effectively market and license our technology to our partners, or our partners may not be able to effectively commercialize or market the resulting MLD based products into which our technology has been incorporated.

OUR NEED TO SPEND SIGNIFICANT AMOUNTS OF CAPITAL IN DEVELOPING NEW TECHNOLOGIES AND PRODUCTS MAY REQUIRE US TO SEEK ADDITIONAL FINANCING THAT COULD DILUTE SHAREHOLDINGS OR RESTRICT OUR OPERATIONS.

Expenses for research and development activities for new technologies and related products are extremely difficult to forecast. If our actual expenditures exceed our forecasted expenditures, or if our forecasted revenues are less than expected due to adverse market conditions or other reasons, we may need to seek additional financing.

Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or debt securities, or loans from banks, other financial institutions or our affiliates. We cannot, however, be certain that any such financing will be available on terms favorable to us, if available at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to slow our growth, delay hiring, abandon certain product development including product development on which we may have already spent considerable resources and otherwise reduce expenses, or cease operations altogether.

THE AVERAGE SELLING PRICES OF DISPLAYS USING OUR TECHNOLOGY MAY DECLINE OVER TIME AND NEGATIVELY AFFECT OUR OPERATING RESULTS.

The average selling prices of displays using our technology are expected to continually decline over time as a result of, among other factors, technology advances, cost reductions and increased competition. Although we may initially be able to take advantage of higher selling prices that may be associated with the new MLD-based products that our partners may bring to market, we cannot provide assurance that we will be able to maintain licensing royalty rates with our partners in the face of market competition for these products. If we are unable to effectively anticipate and counter the price erosion that accompanies our partners’ products and may affect our licensing royalty rates, our profit margins will be negatively affected.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT AND OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED IF WE CANNOT COMPETE EFFECTIVELY.

Our ability to compete successfully depends on factors both within and outside our control, including: the end-product pricing of our partners and its impact on our licensing royalty rates, the performance and reliability of our technology and the products of our partners which incorporate our technology, our successful and timely investment in technology development, the success or failure of our partners in marketing their brands and the products into which our technology is incorporated, component and raw material supply costs for our prototypes and our partners’ products, market acceptance of alternative technologies and general economic and industry conditions. Some prospective customers for our partners’ products may perceive the quality of certain products utilizing our competitors’ technologies to be equivalent or superior to MLD-based products. Our competitors from time to time may have greater financial, sales and marketing, manufacturing, research and development or technological resources than us. In particular, competitors with greater resources may be able to license or manufacture competitive products on a larger scale or with greater cost efficiencies than us. Alternatively, because innovation in our industry often creates wide scale change in technologies and resulting products, our competitors may develop superior technologies and obtain exclusive rights to those technologies. The number of our competitors may increase in the future. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our technology and related products and services would decrease. Any of the foregoing factors could harm our business

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF ALTERNATIVE VISUAL DISPLAY PANEL TECHNOLOGIES ERODE FUTURE SALES OF PRODUCTS BASED ON OUR MLD TECHNOLOGY.

The successful marketing and sale of currently available alternative visual display panel technologies, or the introduction of new alternative visual display panel technologies, including those that may be currently under development by our competitors and us, may erode future sales of MLD technology and may have a material adverse effect on our business.

GOVERNMENTAL REGULATION MAY LIMIT OUR ACTIVITIES OR INCREASE OUR COST OF OPERATIONS.

Our business and operations are subject to various forms of government regulation in the various countries in which we do business, including required business/investment approvals, export regulations based on national security or other reasons, and other export/import regulations such as tariffs. Currently, we design our technology and products to meet rigid governmental requirements. However, because the final product will generally be produced and manufactured by our partners, the actual approval process is the responsibility of the partner for the specific market. Many of the products manufactured by our licensees and the prototypes we manufacture are subject to certain environmental and recycling laws and regulations relating to the disposal of electronics. These laws are constantly subject to revision and amendment. If we or our partners cannot comply with these regulations without great cost, our financial performance may suffer.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

For the most part, purchases of the products into which our technology is incorporated are discretionary. As a result, demand for consumer electronics products, which we believe will account for a significant proportion of our worldwide operating revenue will likely be affected by general economic trends in the countries or regions in which the products into which our technology is incorporated are sold. Similarly, demand for business use products and for components we may manufacture that go into products of third parties will also likely be affected by general economic trends in the various markets in which we sell our products. In sum, economic downturns and resulting declines of demand in our major markets and those of our product and LCD manufacturing partners, including North America, Asia, and Europe, may adversely affect our sales and operating results.

AS WE MATERIALLY RELY ON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR KEY RAW MATERIALS AND COMPONENTS, AND ANY DISRUPTION IN THEIR SUPPLY WILL NEGATIVELY AFFECT OUR BUSINESS.

Our development and sale of MLD prototype products depend in part on obtaining adequate supplies of quality raw materials and components on a timely basis. In general, we source most of our raw materials as well as key components of these prototype MLD products from two or three suppliers for each key component. This is a result of our need to buy small quantities of raw materials and in many cases with non-standard or customized specifications. The high volume, lower cost manufacturers of these materials generally will not sell in small quantities, nor will they generally build non-standard or customized materials. We may experience shortages in the supply of these and other components or raw materials as a result of, among other things, anticipated capacity expansion in the MLD and competitive industries. If we are unable to obtain adequate supplies of high quality raw materials or components at a reasonable cost or in a timely manner, or are unable to make alternative arrangements for such supplies, our operating results could be negatively impacted..

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

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR COMPETITIVENESS AND HARM OUR BUSINESS AND FUTURE PROSPECTS.

We believe that developing new products and technologies that can be differentiated from those of our competitors is critical to the success of our business. We intend to take active measures to obtain international protection of our intellectual property by obtaining patents and undertaking monitoring activities in our major markets. Nevertheless, we may not be able to effectively deter competitors from improper use of our proprietary technologies. For instance, our competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise, and our intellectual property may otherwise become known or independently developed by our competitors. Our technology may be accessible in markets, such as Asia, where the practical legal protections for intellectual property may be considerably less than in North America or Europe. As a result, we may have to litigate to enforce and protect our intellectual-property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, could cause a diversion of financial resources and the time and attention of our management, and may not prove successful. The loss of intellectual property protection, or the inability to secure or enforce intellectual property protection, could materially harm our business and ability to compete.

IF WE INFRINGE THE RIGHTS OF THIRD PARTIES, WE COULD BE PREVENTED FROM SELLING PRODUCTS, FORCED TO PAY DAMAGES, OR FORCED TO DEFEND AGAINST LITIGATION, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

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

We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in our business. We typically enter into confidentiality agreements with each of our employees and consultants upon the commencement of an employment or consulting relationship, whereby each employee or consultant agrees to maintain the confidentiality of our trade secrets and certain other proprietary information on a perpetual basis. However, these agreements may be breached and in certain circumstances we may not be able to enforce them. Moreover, even if we can enforce such an agreement, we may not have an adequate remedy for any such breach. The mere disclosure of our trade secrets or other know-how as a result of such a breach could adversely and irreparably affect our business.

OUR BUSINESS WILL SUBJECT US TO POTENTIAL PRODUCT-LIABILITY CLAIMS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS, FINANCIAL CONDITION AND BUSINESS REPUTATION.

We currently manufacture only prototype MLD visual display products for sale to and use by our partners. We may in the future manufacture various products or components for incorporation into our partners’ products. We cannot be certain, however, that our prototypes, components we may manufacture and products incorporating our technology will be defect-free and will not be recalled at some later date. Furthermore, although we maintain insurance against product-liability claims, we cannot be certain that such insurance can adequately satisfy the liabilities that may ultimately be incurred. In addition, insurance may not continue to be available on terms acceptable to us. A large-scale product recall or a successful product-liability claim against us could result in significant costs or have a negative impact on our reputation, which may in turn lead to a decrease in sales, adversely affecting our results of operations.

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

IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED.

As we attempt to grow our business, we will need to hire additional qualified personnel with expertise in software development, testing, research, technology development and manufacturing, as well as sales and marketing. We believe that attracting and retaining qualified personnel will be critical to our success. In this regard, we compete for qualified individuals with numerous other enterprises. Competition for individuals with the expertise we require in Redwood City, California and in Auckland, New Zealand is intense, and we may not be able to attract and retain qualified personnel

WE EXPECT TO HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH WILL POSE UNIQUE RISKS TO OUR BUSINESS.

We expect that a substantial portion of our operational activity and the operational activity of our partners will be conducted outside of the United States and particularly in Asia. There are a number of risks inherent for us and our LCD product and LCD manufacturing partners in doing business in overseas markets, including the following:

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

Our failure to adequately address these risks may harm our business.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE AND SUSTAIN OUR GROWTH, WHICH COULD HARM OUR BUSINESS.

Since the founding of DVIL, we have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. This growth may strain our managerial, financial, manufacturing and other resources, impairing our ability to effectively execute our business plans. The materialization of these risks could adversely affect our operating results.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS SECURITY REGISTRATIONS BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

Shares of our outstanding common stock totaling 55,309,655 are eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule. Additionally, there are options to purchase 12,815,411 shares of our common stock which have been registered under Form S-8, and we expect to file another Form S-8 to cover options to purchase an additional 8,500,000 shares in the near future. As a result of these events, the number of shares available for resale on the OTC Bulletin Board has increased and may continue to increase. In addition, in connection with our prior private placements and other arrangements with certain of our security holders, we have filed a registration statement on Form SB-2/A to register 44,713,945 shares of our outstanding common stock (all of which are also eligible for resale under Rule 144, subject to the limitations of that rule), and 19,722,043 shares underlying outstanding warrants to purchase our common stock. Since the latest amendment to this registration statement was filed, warrants to purchase 2,431,575 shares of our common stock have been exercised or expired and subsequently cancelled and, upon the further amendment of the registration statement, will no longer be included in the registration. Once the registration is effective, there may be a significant increase in the number of shares sold and available for resale on the OTC Bulletin Board. Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

THERE IS CURRENTLY LITTLE TRADING VOLUME IN OUR COMMON STOCK, WHICH WILL MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK.

 In general, there has not been substantial trading activity in shares of our common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, our stockholders may not always be able to resell shares of our common stock publicly at times and prices that they feel are fair or appropriate.

WE MAY NOT SUCCEED IN EFFORTS TO HAVE OUR COMMON STOCK LISTED ON THE NASDAQ GLOBAL MARKET OR A SECURITIES EXCHANGE.

We plan to seek listing of our common stock on a national securities exchange. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange.

THERE HAS BEEN ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK TO DATE.

To date, there has been only a limited public market for our common stock on the OTC Bulletin Board. Our common stock is currently not listed on any national exchange. If an active trading market for our common stock does not develop, the market price and liquidity of our common stock will be materially and adversely affected.

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist as a result of our becoming a public reporting company through a reverse merger transaction, as opposed to a traditional initial public offering. Because we did not engage in a more traditional and publicized initial public offering, security analysts of major brokerage firms may not provide us research coverage. In addition, there is no incentive to brokerage firms to recommend the purchase of our common stock. The failure of brokerage firms to provide analyst coverage will be likely to slow the dissemination of awareness and knowledge of our business. As a result, the trading price of our common stock may be adversely affected.

OUR MAJORITY STOCKHOLDER POSSESSES A CONTROLLING PORTION OF THE VOTING POWER OF OUR COMMON STOCK, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of January 31, 2007, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock, or approximately 54% of our outstanding common stock, plus an additional 1,768,698 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

OUR CERTIFICATE OF INCORPORATION GRANTS THE COMPANY’S BOARD OF DIRECTORS WITH THE POWER TO DESIGNATE AND ISSUE ADDITIONAL SHARES OF COMMON AND/OR PREFERRED STOCK.

Our authorized capital consists of 200,000,000 shares, of which 190,000,000 shares are designated as common stock, par value $.001 per share, and 10,000,000 shares are designated as preferred stock, par value $.01 per share. Pursuant to authority granted by our certificate of incorporation, our Board of Directors, without any action by the stockholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our Board of Directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

WE ARE SUBJECT TO THE SARBANES-OXLEY ACT AND THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS, WHICH CAN BE EXPENSIVE.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual, quarterly and current reports and other information with the SEC, will cause our expenses to be higher than they would be had we remained privately held. In addition, because we only recently became subject to these laws and regulations, we cannot accurately estimate their cost to us from a general and administrative standpoint.

WE HAVE NEVER PAID DIVIDENDS ON OUR CAPITAL STOCK AND DO NOT INTEND TO DO SO FOR THE FORESEEABLE FUTURE.

We have never paid dividends on our capital stock and we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in us will be realized, if at all, only when an investor sells shares of our common stock.

Item 2- Description of Property

In May 2006, we entered into an Office Lease Agreement with CA-Shorebreeze Limited Partnership relating to our lease of corporate office space at 255 Shoreline Drive, Suite 610, Redwood City, California 94065. The lease covers approximately 2,200 square feet for $5,131 per month and expires in May 2008.

We also lease a premises in New Zealand which houses our research and development activities. The premises are located at 24 Morrin Road, Panmure, Auckland. The lease for these premises covers approximately 5,750 square feet for approximately $3,950 per month under a three-year lease agreement expiring in October 2008, subject to certain rights of renewal.

Item 3- Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5- Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Since May 11, 2006, our common stock has traded on the OTC Bulletin Board under the symbol “PDEP.OB.” From March 31, 2006, the closing date of the reverse merger, to May 10, 2006, our common stock traded on the OTC Bulletin Board under the symbol “DMDO.” Prior to March 31, 2006, there was no established public trading market for any class of equity securities of PureDepth, Inc. (the California entity) or any of its predecessors-in-interest, and the common stock traded was that of Diamond One, Inc. under the symbol “DMDO.” The following table lists the high and low bid price for common stock as quoted on the OTC Bulletin Board during each quarter (or other period, as noted) within the year ended 2007 and 2006. Although we have provided price information for Diamond One, Inc. prior to the reverse merger on March 31, 2006, we believe that the trading of the common stock of Diamond One, Inc. is not material due to our complete divestiture of the Diamond One business operations in May 2006.

	Price Range
Quarter Ended or Other Period as noted	High	Low
January 31, 2007	$3.84	$2.03
October 31, 2006	3.50	1.85
July 31, 2006	2.35	1.45
April 1 - April 30, 2006	2.15	1.80

February 1 - March 31, 2006	2.11	1.30
January 31, 2006	1.75	0.20
October 31, 2005	0.58	0.15
July 31, 2005	0.15	0.15
April 30, 2005	0.15	0.15

The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Throughout the periods indicated above, trading in our common stock was sporadic, exemplified by low trading volume.

Record Holders

As of January 31, 2007, there were approximately 127 holders of record of our common stock.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of January 31, 2007:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	14,242,222 (2)	$0.67	336,679 (3)
Total	14,242,222	$0.67	336,679

(1)	Our 2006 Stock Incentive Plan was approved by our security holders in March 2007.

(2)
Represents (i) 12,815,411 shares issuable upon exercise of outstanding stock options granted under our 2006 Stock Incentive Plan with a weighted average exercise price of $0.68 per share, (ii) 1,082,811 shares issuable upon exercise of C-warrants issued for professional services with an exercise price of $0.44 per share and (iii) 344,000 shares issuable upon exercise of D-warrants issued for professional services with an exercise price of $1.20 per share.

(3)	Represents shares available for future issuance under our 2006 Stock Incentive Plan.

Recent Sales of Unregistered Securities.

During the year ended January 31, 2007, we sold the following securities in transactions not registered under the Securities Act of 1933. For sales of unregistered securities made by Diamond One, Inc. (other than securities issued in connection with the reverse merger, as described below), please refer to its previously filed periodic reports.

Pre-Merger Transactions

•
On February 23, 2006, in connection with a private placement offering, we issued common stock and warrants to our majority shareholder, K1W1, in exchange for the forgiveness of debt totaling $774,330. In this transaction we issued 772,286 shares of common stock, A-warrants to purchase 386,143 shares of common stock at an exercise price of $2.75 per share and B-warrants to purchase 386,143 shares of common stock at an exercise price of $2.00 per share.

•
On March 1, 2006, in a private placement offering, we issued common stock and warrants for cash of totaling $4,264,480, net of issuance costs. In this offering we issued 5,795,000 shares of common stock, A-warrants to purchase 2,897,500 shares of common stock at an exercise price of $2.75 per share and B-warrants to purchase 2,897,500 shares of common stock at an exercise price of $2.00 per share. In connection with the private placement and included in the issuance costs we also issued C-warrants (adjusted to reflect the March 31, 2006 merger transaction) to purchase 1,082,811 shares of common stock at an exercise price of $0.44 per share as stock-based compensation in the amount of $1,840,779 for services related to the private placement.

•	On March 30, 2006, we issued 31,800 shares of common stock pursuant to the exercise of options granted at an exercise price of $0.65 per share for cash totaling $20,670.

Merger Transaction

•
On March 31, 2006, the effective date of the merger, Diamond One issued 233,119 shares of its Series A Preferred Stock to the PureDepth, Inc. (the California corporation) stockholders in exchange for the 23,311,855 shares of common stock of PureDepth, Inc. (the California corporation) held by them immediately prior to the merger. In connection with the reverse merger, Diamond One assumed all outstanding options of PureDepth, Inc. (the California corporation) and all outstanding warrants to purchase PureDepth, Inc. (the California corporation) common stock became exercisable for Diamond One common stock. On May 9, 2006, all outstanding shares of our Series A Preferred Stock were automatically converted into an aggregate of 53,389,045 shares of our common stock for no additional consideration. Pursuant to the merger, warrants were automatically converted and their respective post merger exercise prices became $1.20 for A-warrants and $0.87 for B-warrants. For additional information, see Note 2 of the notes to the consolidated financial statements included under Item 7 entitled “Financial Statements.”

Post Merger Transactions

•
On July 11, 2006, pursuant to an in-process stock subscription related to the March 2006 private placement, we issued common stock and warrants for cash totaling $50,000. In this offering we issued 114,510 shares of our common stock, A-warrants to purchase 57,255 shares of common stock at an exercise price of $1.20 per share and B-warrants to purchase 57,255 shares of common stock at an exercise price of $0.87 per share.

•
On June 30 and July 31, 2006, we closed a transaction with existing investors who were holders of our B-warrants. The B-warrant holders exercised their warrant for $0.87 per share, and received one share of common stock and one three-year D-warrant. In this transaction, we raised cash totaling $5,860,717, net of issuance costs, and issued 6,716,044 three-year D-warrants to purchase 6,716,044 shares of common stock at an exercise price of $1.20 per share. We subsequently cancelled B-warrants to purchase 6,716,044 shares of common stock related to this transaction.

•
On September 6, 2006 we issued to an advisor D-warrants to purchase 344,000 shares of common stock at an exercise price of $1.20 per share as stock-based compensation in the amount of $675,960 for professional services rendered.

•	In September 2007, we issued 206,100 shares of common stock pursuant to the exercise of options at an exercise price of $0.28 per share for cash totaling $58,035.

•	In December 2007, we issued 100,000 shares of common stock pursuant to the exercise of options at an exercise price of $0.28 per share for cash totaling $28,150.

•	In January 2007, we issued 210,242 shares of common stock pursuant to the exercise of options at an exercise price of $0.28 per share for cash totaling $59,183.

•
On January 27, 2007, we issued 166,041 shares of common stock pursuant to the exercise of B-warrants at an exercise price of $.087 per share for cash totaling $90,338 net of issuance costs. We subsequently cancelled 166,041 B-warrants pursuant to the transaction.

•	During the year ended 2007, we granted to employees and directors options to purchase common stock pursuant to our 2006 Stock Incentive Plan as follows:

Date	Shares (#) (1)	Exercise Price ($)
March 31, 2006	232,932	$0.44
August 4, 2006	173,400	$2.07
September 5, 2006	173,400	$2.95
September 7, 2006	40,000	$3.03
October 5, 2006	213,400	$3.25
October 26, 2006	355,000	$3.41
November 6, 2006	213,400	$3.39
December 5, 2006	213,400	$3.50
December 19, 2006	450,768	$0.28
January 4, 2007	232,932	$0.44
January 5, 2007	40,000	$2.82
January 17, 2007	500,000	$2.20

(1)
Share amounts do not include 8,502,291 options related to the increase in shares upon the anti-dilution provisions and the subsequent increase in shares upon the conversion to post merger shares. See discussion of merger transaction in Part I entitled “Corporate Background and Organization” and in Notes 2 and 8 of the Notes to the consolidated financial statements included under Item 7 of this Part II entitled “Financial Statements.”

The sales of securities in the private placement transactions identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities. Each of the investors in our private placement transactions represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. These investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. In the reverse merger, securities were issued to less than 35 unaccredited investors. Based upon the foregoing, we believe that the transactions summarized above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, and and/or Rule 506 promulgated thereunder, and Rule 701 promulgated under Section 3(b). All of the foregoing securities are deemed restricted securities for purposes of the Securities Act of 1933.

Item 6- Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included under Item 7 of this Part II entitled “Financial Statements” and the section entitled “Special Note Regarding Forward-Looking Statements” included prior to Part I of this report.

Plan of Operations

PureDepth is a technology and licensing company focusing on the visual display experience by delivering award-winning Multi-Layer Display (MLD) technology. We derive, and expect to continue to derive, revenues primarily from the licensing of our technology to our product partners and LCD manufacturing partners and, to a lesser extent, from sales of prototype MLD-enabled display devices that we manufacture. Licensees are and will be responsible for the manufacture and sale of display-based products incorporating our technology and related software. In connection with our licensing arrangements, we may also derive revenues from the sale of software tools and drivers for market-specific applications and from various support services, including engineering consulting services, technical services for implementation and optimization of our technology and software support and training.

Our efforts in the immediate future are focused on fulfilling the requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo), International Game Technology (IGT) and DRS Electronic Systems, Inc. and DRS Laurel Technologies (DRS). At the same time, we will continue to seek to diversify our sources of licensing revenue. We intend to increase our sales and marketing efforts to identify, contact and negotiate licensing agreements with potential partner companies. We have identified the following target markets in North America, Asia and Europe that we believe are appropriate for our MLD technology: location-based entertainment devices, computer monitors, flat-panel televisions, mobile devices and other mass market display devices. Our existing license agreements pertain to products for the location-based entertainment devices and specialized defense computer monitor markets. Our goal is to expand our business by working with partner companies to develop MLD-based products and developing demand and a presence for such devices in our identified target markets.

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in both Redwood City, CA and Auckland, New Zealand. Other than our research and development expenses no significant capital equipment purchases are expected during the year ending 2008.

Our critical research and development activities include: further enhancing our existing MLD technology and related software; developing, manufacturing and testing prototype MLD-enabled display devices for our existing licensee partners and potential licensee partners; designing and customizing features to the specification of potential licensee partners; and patent defense and application for our existing and new technology developments. Our goal is to enhance our existing technology based upon research and development in optics, LCD technology, backlighting, and component technologies. We anticipate that our research and development expenses will increase significantly in absolute dollars in future periods, primarily because of the enhancement of our core technology, and, to a lesser extent, the design and development of prototypes for future customers.

To continue to grow the business, we expect to increase the number of employees worldwide from 37 to approximately 57 during the year ending 2008. Plans currently provide for approximately half of the new employees to be located in Auckland, New Zealand and Asia, and the other half in Redwood City, California. As a result, we expect we will relocate our US headquarters offices in Redwood City to a larger facility during the year ending 2008.

Based upon our cash position at the end of the year ended 2007 and our current expectations, we believe we can meet the cash requirements of our current plan for the year ending 2008 without raising additional funds. Holders of the currently outstanding warrants to purchase 19,404,660 shares of our common stock may exercise their warrants in the year ending 2008, which would result in additional funding that is not anticipated in the current plan. We may consider undertaking further capital raising within such period, possibly in the form of either convertible debt or equity securities or a credit facility. The sale of additional equity or debt securities would likely result in additional dilution to our stockholders. Should there be a shortfall in our expected cash flow from operations, we have contingency plans to delay hiring and reduce spending as necessary to satisfy our cash needs for the year ending 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 31, 2006, PureDepth, Inc., a California corporation, consummated a merger transaction in which it merged with and into a wholly owned subsidiary of Diamond One, Inc. (Diamond One), a publicly traded Colorado corporation. As a result of that merger, the separate legal existence of PureDepth, Inc. (the California corporation) ceased. The former stockholders of PureDepth, Inc. (the California corporation) received shares of Diamond One stock in connection with the merger to the extent that they owned approximately 89% of the voting capital stock of Diamond One immediately after the transaction. For accounting purposes, the merger was treated as a reverse acquisition whereby PureDepth, Inc. (the California corporation) was treated as the acquirer. This merger is referred to in this report as the “reverse merger.”

Until March 31, 2005, our predecessor entities used a fiscal year end of March 31. In 2006, PureDepth , Inc. (the California corporation) adopted a fiscal year end of January 31. Accordingly, references herein to the year ending 2008, the year ended 2007 and the period ended 2006 mean the fiscal year ending January 31, 2008, the fiscal year ended January 31, 2007 and the ten-month fiscal period ended January 31, 2006, respectively.

Results of Operations

For the year ended 2007 and the period ended 2006, we reported net losses of $10.2 million and $4.6 million, respectively.  Throughout the majority of this period we were a development stage enterprise and have focused on developing and proving MLD technology while concurrently presenting the technology to potential partners. Sales cycles have been long, up to 24 months, as potential product and LCD manufacturing partners have been assessing the commercial applications of MLD in the market place. As a result, we were unable to secure material revenue generating relationships before the three months ended October 31, 2006. With the recognition of revenue from licensing activities in the three months ended October 31, 2006, we no longer report as a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises.

Licensing Revenue

Revenue from technology licensing was $216,346 and total revenue was $268,996 for the year ended 2007. We are a party to a patent and technology license and technology transfer agreement with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended 2007, of which $216,346 was recognized as licensing revenue during such period. This represents 100% of our licensing revenue for the year ended 2007. The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement or based on units shipped, whichever is greater. Furthermore, we expect to earn revenues in the year ending 2008 from the sale of prototypes and engineering services to IGT.

We are also a party to a sales and distribution agreement with Sanyo Electric Corporation (Sanyo) pursuant to which Sanyo plans to manufacture and distribute products incorporating MLD technology, for sale in the location-based entertainment device market in Japan. This agreement grants Sanyo certain rights of exclusivity for the development and sale of products in the amusement industry, specifically for Pachinko and Pachislot machines. We anticipate that revenue under this contract will be recognized within the year ending 2008.

We have also entered into a development and sales agreement with the DRS Electronic Systems, Inc. and DRS Laurel Technologies (collectively, DRS), pursuant to which DRS will develop and distribute products for the US Army and US Navy utilizing a derivative MLD technology. Revenues related to the DRS agreement have been classified as other income as they are related to the development of a prototype 30-inch monitor incorporating MLD technology. Due to the longer development and sales cycle typical with sales to the United States Department of Defense and government agencies, we do not anticipate significant revenue from this agreement in the year ending 2008.

The costs associated with licensing revenues are primarily related to amortization of intellectual properties. Prior to recognizing licensing revenue, the amortization of intellectual properties was reported under operating expenses. Amortization is not expected to grow proportionately with revenues as our costs related to intellectual properties (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, up to 20 years, which will result in higher gross profit as revenues increase.

Product Sales Revenue

We have also reported product sales revenue of $52,650 in the year ended 2007 from the sales of prototype MLD-enabled display devices to several existing and potential customers. We design and manufacture these prototypes specifically for sale to our partners, who use them to develop, test and promote MLD applications in their products. We believe that product sales of our prototype MLD-enabled display devices will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2008.

The cost of product sales of $55,178 exceeded product revenues for the year ended 2007 by approximately 5% as a result of our having to acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual assembly. As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource the assembly of many prototypes with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenue decline in the year ending 2008.

Operating Expenses

Operating expenses increased to $10.5 million during the year ended 2007 compared with the $4.7 million in operating expenses during the period ended 2006, primarily due to an overall increase in expenses as a result of increased commercial activities, costs related to the private placements, equity registrations, and filings for public companies and increases in stock-based compensation.

Stock-based compensation costs relate to the granting of warrants to non-employees for services and options to employees and directors. Stock-based compensation totaled $3.2 million and $1.2 million in the year ended 2007 and the period ended 2006, respectively. The increase is attributable to anti-dilution provisions that resulted in option grants becoming exercisable for additional shares of common stock in the year ended 2007; the granting of options to employees and directors; the issuance of warrants to non-employees for services during the year ended 2007 and increases in the fair value of our stock.

We intend to continue to offer stock options as part of compensation packages to motivate and retain employees. As a result, stock-based compensation on existing and new grants will continue to be recognized. For further information regarding stock-based compensation, see comments under Critical Accounting Policies set forth below and in Note 8 of the Notes to the consolidated financial statements included under Item 7 of this Part II entitled “Financial Statements.”

Total depreciation and amortization expense is approximately $0.3 million for the year ended 2007 and is consistent with prior period ended 2006. Approximately $0.1 million of amortization expense in 2007 is related to the intellectual property being licensed and has been included in our cost of licensing for the year ended 2007. Because we did not have licensing revenue in year ended 2006, all amortization was included in operating expenses.

Total research and development costs increased $1.3 million to $2.3 million for the year ended 2007 compared with the $1.0 million incurred in the period ended 2006. Of this increase, approximately $0.3 million is attributable stock-based compensation. Ongoing research and development costs, excluding stock-based compensation, amounted to $1.8 million and $0.7 million, for the year ended 2007 and the period ended 2006, respectively. The increase is due to a number of factors, including the addition of four employees and general salary increases amounting to approximately $0.3 million, an increase in the consumption of materials related to research and development projects of approximately $0.4 million, and other general departmental expenses for services, training and travel of approximately $0.4 million. As a result of our research and development efforts, a number of technological hurdles have been overcome and software tools and MLD-related software applications have been developed, resulting in numerous patent applications and granted patents. The number of our granted patents increased from 26 at March 31, 2005 to 46 at January 31, 2007. During the year ended 2007 and the period ended 2006, $287,565 and $289,059, respectively, was capitalized and charged to intellectual property. We expect these costs to increase as research and development employees are added in year ending 2008 and we continue to intensify our research and technology enhancement activities.

For the year ended 2007, our sales and marketing expenses increased $1.3 million to $1.8 million from $0.5 million recorded in the period ended 2006. Sales and marketing expenses consist primarily of staff compensation including commissions and stock-based compensation expense from the grant of stock options and items such as agent or consulting fees, outside support for marketing programs, marketing programs, travel and entertainment, tradeshows and related facilities expense. The increase in the year ended 2007 over the period ended 2006 is primarily due to increased staff compensation costs of $0.8 million, of which $0.5 million was attributable to stock-based compensation and $0.3 million to increases in staff and commissions; agent fees of $0.2 million; and increases in other marketing related programs and activities of approximately $0.3 million. We expect these expenses to increase in absolute dollars as we attempt to secure additional licensees for our technology.

Professional fees expenses in the year ended 2007 increased to $1.1 million from $0.5 million reported in the period ended 2006, primarily due to increased activity related to the merger and private placements referred to below, as well as securities registration and public company compliance costs. Professional fees expenses include legal, consulting and accounting fees to support required filings, audits and securities registrations. Management is taking measures intended to control and reduce these costs. However, the ongoing costs to complete the securities registration and amendments previously filed and the future cost of Sarbanes-Oxley compliance are currently unknown and may result in further increases in these costs.

For the year ended 2007, our general and administrative expenses increased $2.8 million to $5.1 million from $2.3 million recorded in the period 2006, primarily due to increased staff and related compensation. Our general and administrative expenses consist primarily of staff compensation, including stock-based compensation expense from the grant of stock options to employees and directors. General and administrative expenses also include items such as project consulting, public reporting and filing expenses, insurance, travel and entertainment, director’s compensation and related facilities expenses. Stock-based compensation for general and administrative staff and directors increased to $2.0 million for the year ended 2007 from $0.8 million in the period ended 2006 as a result of additional staff and director option grants. Staff compensation, excluding stock-based compensation, increased $0.4 million as a result of the addition of three new administrative positions and board approved bonuses of $0.2 million paid in year ended 2007. In addition, director’s fees increased approximately $0.2 million and project consultant fees increased $0.2 million. We expect these expenses to increase in absolute dollars as we expand operations and also engage in Sarbanes-Oxley compliance.

Other Income and Expense

Other income and expense primarily consist of interest income from investments, interest expense on an assignment agreement obligation accounted for as a note payable, foreign exchange gain and losses, government research grants and sales of MLD components. During the year ended 2007 and the period ended 2006, we sold MLD components to DRS totaling $86,543 and $25,847, respectfully. The costs associated with component sales are immaterial and expensed in ongoing research and development. In the period ended 2006, we also received grant receipts totaling $102,899 for research related to government applications of MLD. We anticipate that interest income will decline in future periods as a result of our continued funding of operations reducing cash available for investments. We do not expect significant income from grants or MLD component sales in the future.

Liquidity and Capital Resources

During year ended 2007, we completed a private placement offering raising proceeds of approximately $5.8 million, net of legal, accounting, consulting and finder fees relating to the offering. Investors in the offering received an aggregate of 7,938,444 shares of our common stock, A-warrants to purchase 3,969,222 shares of our common stock at an exercise price of $2.75 per share and B-warrants to purchase 3,969,222 shares of our common stock at an exercise price of $2.00 per shares. These amounts include shares of our common stock and warrants exchanged for notes payable in the amount of $0.8 million.

On June 30 and July 31, 2006, we closed a transaction in which each holder of a B-warrant that elected at such time to exercise their shares underlying the warrant was granted a D-Warrant to purchase an equivalent number of shares of common stock at an exercise price of $1.20 per share. In this transaction, we raised proceeds of approximately $5.9 million, net of issuance costs and issued D-warrants to purchase 6,716,044 shares of common stock at an exercise price of $1.20 per share.

On January 27, 2007, B-warrants to purchase 166,041 shares of common stock were exercised, raising proceeds of $90,338, net of issuance costs.

In March 2007, B-warrants for an additional 205,202 shares of common stock were exercised; raising proceeds of approximately $0.2 million and the remaining B-warrants to purchase 1,908,990 shares of common stock expired pursuant to their terms.

As of January 31, 2007, we had cash and cash equivalents of $5.3 million, of which $3.3 million was cash and $2.0 million was cash equivalents, an increase of $4.4 million over the balance of $0.9 million at January 31, 2006. The change was primarily due to cash generated from the private placement offering and exercise of warrants referred to above and the $3.75 million non-refundable advance payment on royalties received from IGT.

Net cash used in operations during the year ended 2007 was $2.5 million, $0.4 million less than the $2.9 million cash used in operations during the period ended 2006. This improvement in cash used by operations is due primarily to the receipt and recognition of revenues, principally from IGT product sales which contributed $0.1 million and other income of $0.2 million, principally interest income.

During the year ended 2007 we invested $2.9 million in taxable bonds with maturities greater than 90 days which we intend to hold through maturity; we acquired assets for research and development and office facilities totaling $0.2 million and capitalized an additional $0.3 in patent expenses. During the period ended 2006 we made no investments in securities; we capitalized $0.1 in assets for research and development and office facilities and capitalized $0.3 million in patent expenses.

We have issued options to employees and consultants pursuant to our stock option plans. As of January 31, 2007 we had 12,815,411 options outstanding under our 2006 Stock Incentive Plan.

Subject to approval of our Board of Directors, the 2006 Stock Incentive Plan allows option holders to exercise options using a “cashless exercise,” whereby vested shares would be used as payment for the exercise of options. While the exercise of stock options for cash will generally increase immediate working capital, the approval of a cashless exercise by our Board of Directors would impact directly on the extent of this working capital and our ability to use existing options as a capital resource.

Provision for State and Federal Income Taxes

From inception through January 31, 2007, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109 Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Under paragraph 17e of FAS109, deferred tax assets are reduced by a valuation allowance if the weight of the available positive and negative evidence suggests that it is more likely than not some portion or all of the deferred tax asset will not be realized.

We have entered into new technology licensing agreements during the year ended 2007 and the period ended 2006 and recorded revenue from the contracts and from the sales of prototype display devices The forecasted revenues associated with these contracts are dependent upon licensee royalties that cannot be predicted with reasonable accuracy; consequently, our ability to forecast future profitability at January 31, 2007 is highly subjective. These forecasts are highly subjective because we are a new company marketing a new technology and although our new contracts can be a good indicator of positive evidence, if for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues.

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at January 31, 2007 and 2006.

Obligations

Our obligations consist of operating leases for facilities and a settlement agreement obligation accounted for as a note payable. At January 31, 2007, minimum lease payments required under the operating leases amounted to $0.2 million and are payable through 2009. The note payable has a balance, including future interest, of approximately $0.7 million and is payable in equal annual installments of $175,000 through 2010.

We expect to fund these obligations from our ongoing operations and existing cash resources.

We anticipate that our existing licensing contracts will require limited capital investment and additions to staff for service and support.

Qualitative and Quantitative Disclosure About Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short term investments in money market funds, certificates of deposit and US government agency securities. Since our results of operations are not dependent on investment performance, we believe that such risks would not have a significant impact on our results from operations. As of January 31, 2007, our investments were in money market funds, certificates of deposit and US government agency securities.

Transactions with our New Zealand research facility and with suppliers and manufacturers in Asia are denominated in local currencies and thus, we are subject to foreign currency exchange fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically. For example, foreign exchange gain or (loss) for the year ended 2007 and the ten-month period ended 2006 was $22,476 and $(29,815), respectively. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Annual Report on Form 10-KSB. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

Revenue Recognition. We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Licensing. Licensing revenue is primarily derived from royalties received from licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. Judgments are made as to whether collectibility can be reasonably assured based on the licensee’s recent payment history and credit worthiness.

Deferred revenue related to agreements involving both an exclusive license for a term and a provision for royalty payments per units beyond a minimum threshold will be recognized as follows: the initial payment amount will be either (a) recognized equally over the term or (b) based upon customer license usage, whichever cumulative figure is higher.

Product Sales. Revenue from the sale of products is recognized when the risk of ownership has transferred to our customer as provided under the terms of the governing purchase agreement, typically the invoice we deliver to the customer, and all the other revenue recognition criteria have been met. Generally, these purchase agreements provide that the risk of ownership is transferred to the customer when the product is shipped and that we have no further obligations or warranties.

Research and Development Costs. Research and development costs are recognized in the period incurred in accordance with SFAS No. 2 Accounting for Research and Development Costs. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.

Intellectual Property. Intangible assets (intellectual property) consist of acquired technology and patents, and internally developed patents and software costs. All of the acquired technology was transferred to the Company from its predecessor company and are recorded at the predecessor’s original cost. Acquired technology is amortized on a straight-line basis over the life of the original agreement.

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

Foreign Operations and Foreign Currency. We have two wholly-owned subsidiaries incorporated in New Zealand. Our direct subsidiary, PureDepth Ltd., is the holding entity for the intellectual property portfolio, which is subject to an exclusive license with us for its use, exploitation and future development. Our indirect subsidiary, PureDepth Incorporated Ltd., undertakes the operations in respect of any future research and development of the intellectual property portfolio on our behalf. This activity is governed by a development agreement with us pursuant to which an annual development fee of $1,000,000, calculated at the end of each quarter, is paid. Income and expenditure relating to the license and future development of the intellectual property is an inter-company transaction eliminated on consolidation. Therefore, these amounts are not shown in the financial statements. We (including our subsidiaries) use the US dollar as our functional currency. We determined that the cash flow, sales price, sales market, expense, financing and intercompany transaction indicators on balance had by July 31, 2006 reached a significant level where under SFAS 52 each of the entities would be best represented by the US dollar as the functional currency.

 Market Risk Disclosure. We expect that international activity will continue to represent a significant portion of our operations. Transactions with our New Zealand research and development facility and with any potential contract manufacturers in Asia will be directly affected by fluctuations in various currency rates. The New Zealand operation makes us vulnerable to future fluctuations in the exchange rate.  We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Accounting for Income Taxes. In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Stock-Based Compensation. We follow the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee and non-employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.

The fair value of each option or warrant award was estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumption methodologies. Expected volatilities of our common stock were based on the historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option and warrant exercises and employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend yield is based on the history our having never paid dividends and our expectation that we will not pay dividends in the near future. The expected term of our employee option grants in year ended January 31, 2007 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The expected term for warrants is based on by the respective warrant agreement. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The discount rate is based on the fact that our common stock to be issued upon the exercise of certain options and warrants is not registered. Accordingly, we have discounted the fair value of these grants to reflect their lack of marketability.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

May 24, 2007

To Board of Directors and Stockholders
PureDepth, Inc.

We have audited the accompanying balance sheet of PureDepth, Inc. (the Company) and its subsidiaries as of January 31, 2007, and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows of the Company and its subsidiaries and predecessor entities (as described in Note 2 to the financial statements) for the year ended January 31, 2007 and the ten-months ended January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits for the year ended January 31, 2007 and ten-months ended January 31, 2006 in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureDepth, Inc. and its subsidiaries as of January 31, 2007, and the results of operations and cash flows of the Company and its subsidiaries and predecessor entities for the year ended January 31, 2007 and ten-months ended January 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that PureDepth, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 15 to the accompanying financial statements, PureDepth, Inc. has suffered losses during the periods presented which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.
Reno, Nevada

PUREDEPTH, INC. AND SUBSIDIARIES
(Formerly Diamond One, Inc.)
CONSOLIDATED BALANCE SHEET

January 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$5,279,878
Restricted cash	60,822
Marketable securities	2,969,300
Accounts receivable, net	9,209
Other current assets	145,621
Total current assets	8,464,830

Property and equipment, net	315,123

Other Assets
Intellectual property, net	2,535,407
Other assets	6,571
Total Assets	$11,321,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$231,638
Accrued expenses	166,240
Accrued payroll and related expenses	102,080
Accrued interest	9,246
Current portion - deferred revenue	750,000
Current portion - note payable	119,527
Total current liabilities	1,378,731

Long Term Liabilities
Note payable	435,197
Deferred revenue-non current	2,783,654
Total Liabilities	4,597,582

Commitments and contingencies

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 authorized and no outstanding shares
Common stock, $0.001 par value, 190,000,000 shares
authorized, 66,157,382 issued and outstanding January 31, 2007	66,157
Additional paid in capital	32,448,319
Accumulated other comprehensive loss	(710,901)
Accumulated deficit	(25,079,226)
Total stockholders' equity	6,724,349
Total Liabilities and Stockholders' Equity	$11,321,931

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31, 2007	Predecessor Entities Ten-Months ended January 31, 2006
Revenue
Licensing	$216,346	$
Product sales	52,650
Total revenue	268,996

Cost of licensing	148,290
Cost of product sales	55,178
Total cost of revenue	203,468
Gross margin	65,528

Operating expenses
Depreciation and amortization	188,956		376,355
Research and development	2,300,560		965,966
Loss on fixed asset disposal	2,011		94,285
Sales and marketing	1,843,152		465,927
Professional fees	1,130,108		455,410
General and administrative	5,082,318		2,295,722
Total operating expenses	10,547,105		4,653,665

Loss from operations	(10,481,577)		(4,653,665)

Other income (expense)
Interest income	196,170		1,499
Interest expense	(68,452)		(79,710)
Foreign exchange gain/(loss)	22,476		(29,815)
Grant receipts			102,899
Other income	86,543		25,847
Total other income	236,737		20,720

Loss before income taxes	(10,244,840)		(4,632,945)

Income tax provision	-		-

Loss from continuing operations	(10,244,840)		(4,632,945)
Discontinued operations, net of income taxes	15,279
Net loss	$(10,229,561)		$(4,632,945)

Net loss per share, basic and diluted	$(0.17)		$(0.33)
Weighted average shares outstanding	59,346,392		13,887,002

Comprehensive Loss
Net loss, per statement of operations	$(10,229,561)		$(4,632,945)
Foreign exchange gain	33,132		12,913

Comprehensive net loss	$(10,196,429)		$(4,620,032)

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Year ended January 31, 2007 and Ten-Months ended January 31, 2006

	Preferred Series A		Common Stock		Paid in	Subscribed	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Loss	Deficit	Total
Balance DVIL at March 31, 2005		$	4,949,816	$11,240,045	$1,352,735		$(756,946)	$(10,216,720)	$1,619,114
Issuance of shares of PDL in exchange for related party notes payable at $.0.785 per share in July 2005			2,700,000	2,119,506					2,119,506
Shares issued in PDL for option exercise at $1.36 per share in July 2005			441,610	602,734	(590,202)				12,532
Shares of DVIL exchanged for shares of PDL in September 2005			(4,949,816)
Issuance of PDL shares in exchange for net equity of DVIL group in September 2005			12,200,001
Issuance of shares in exchange for all the cancelled shares of PDL, in September 2005			15,341,611
Cancellation of PDL’s outstanding common stock in July 2005			(15,341,611)
Subscriptions received and shares issued in private placement at $2.00 for 2 shares of common stock, 1 A-warrant to purchase an additional share at $2.75 and 1 B-warrant to purchase an additional share at $2.00, net of issuance costs of $258,263 in January 2006			1,371,158	1,112,895		350,000			1,462,895
Issuance of stock options as stock-based compensation					1,245,189				1,245,189
Net loss								(4,632,945)	(4,632,945)
Foreign exchange translation							12,913		12,913
Balance PureDepth, Inc. at January 31, 2006		$	16,712,769	$15,075,180	$2,007,722	$350,000	$(744,033)	$(14,849,665)	$1,839,204

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Year ended January 31, 2007 and Ten-Months ended January 31, 2006

	Preferred Series A		Common Stock		Paid in	Subscribed	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Loss	Deficit	Total
Issuance of shares in exchange for related party notes at $1.00 per share with 386,143 A-warrants to purchase an additional share at $2.75 and 386,143 B-warrants to purchase an additional share at $2.00 in February 2006			772,286	774,330					774,330
Issuance of shares in a private placement offering at $1.00 per share with 2,897,500 A-warrants to purchase an additional share at $2.75 and 2,897,500 B-warrants to purchase an additional share at $2.00, net of issuance costs of $3,021,299 in March 2006. Included in the issuance costs are the issuance of 1,082,811 C-warrants (adjusted to reflect the March 31, 2006 merger transaction) to purchase an additional share at $0.44, as non cash compensation of $1,840,779 for professional services during the private placement			5,795,000	4,614,480		(350,000)			4,264,480
Exercise of common stock options for a former employee at $0.65 per share in March 2006			31,800	20,670					20,670
Conversion of all outstanding PDI common stock to PDI Series A Preferred Stock, par value $0.01, at a 1-for-100 conversion ratio in March 2006	233,119	2,331	(23,311,855)	(20,484,660)	20,482,329
Issuance of common stock in exchange for the remaining outstanding common stock of Diamond One, Inc.			6,255,400	6,255	(13,933)				(7,678)

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Year ended January 31, 2007 and Ten-Months ended January 31, 2006

	Preferred Series A		Common Stock		Paid in	Subscribed	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Loss	Deficit	Total
Conversion of all outstanding PDI Series A Preferred Stock, par value $0.01, to PDI common stock at a 229.021-for-1 conversion ratio in May 2006	(233,119)	(2,331)	53,389,045	53,389	(51,058)
Cancellation of common stock			(1,000,000)	(1,000)	(6,601)				(7,601)
Issuance of shares under the terms of the March 2006 private placement offering with a merger adjusted price of $0.44 per share with 57,255 A-warrants to purchase an additional share at a merger adjusted price of $1.20 and 57,255 B-warrants to purchase an additional share at a merger adjusted price of $0.87 in July 2006			114,510	115	49,885				50,000
Exercise of B-warrants for common stock at $0.87 per share, net of issuance costs of $11,630, with the issuance of 6,716,044 D-warrants to purchase an additional share at $1.20, in July 2006			6,716,044	6,716	5,854,001				5,860,717
Issuance of 344,000 D-warrants to purchase an additional share at $1.20, for professional services in September 2006					675,960				675,960
Exercise of B-warrants for common stock at $0.87 per share, net of issuance costs of $54,118 in January 2007			166,041	166	90,172				90,338

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Year ended January 31, 2007 and Ten-Months ended January 31, 2006

	Preferred Series A		Common Stock		Paid in	Subscribed	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Loss	Deficit	Total
Exercise of common stock options at a weighted average exercise price of $0.28 per share			516,342	516	144,852				145,368
Issuance of stock options as stock-based compensation					3,214,990				3,214,990
Net loss								(10,229,561)	(10,229,561)
Foreign exchange translation							33,132		33,132
Balance PureDepth, Inc. at January 31, 2007		$	66,157,382	$66,157	$32,448,319	$	$(710,901)	$(25,079,226)	$6,724,349

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31, 2007	Predecessor Entities Ten-Months ended January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,229,561)	$(4,632,945)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	337,235	376,355
Loss on disposal of assets	2,011	94,285
Stock-based compensation expense	3,214,990	1,257,721
Warrants issued for professional services	675,960
Foreign exchange (gain) / loss	(22,476)	29,815
Unearned interest discount	(26,854)
Changes in operating assets and liabilities:
Accounts receivable	62,786	(24,064)
Restricted cash	(60,822)
Prepaid expenses	(92,137)	(606)
Other assets	(6,571)
Accounts payable	(60,738)	(22,289)
Deferred revenue	3,533,654
Accrued expenses	183,550	37,569
Accrued interest	4,108	(7,147)
Net cash used in operating activities	(2,484,865)	(2,891,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(2,942,446)
Purchases of fixed assets	(197,409)	(79,392)
Expenditures for intellectual property	(287,565)	(289,059)
Net cash used in investing activities	(3,427,420)	(368,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	10,431,573	1,112,895
Issuance of related party notes		2,682,775
Principal payments on related party notes		(73,227)
Proceeds from short term financing		65,873
Principal payments on note payable and short term financing	(137,737)	(36,289)
Stock subscriptions		350,000
Net cash provided by financing activities	10,293,836	4,102,027
Effect of exchange rate on cash	40,329	(73,278)

Net increase in cash and cash equivalents	4,421,880	768,992
Cash and cash equivalents at beginning of period	857,998	89,006
Cash and cash equivalents at end of period	$5,279,878	$857,998

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended January 31, 2007		Predecessor Entities Ten-Months ended January 31, 2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents		$5,279,878		$857,998
Restricted cash		60,822
Cash, cash equivalents and restricted cash at end of period		$5,340,700		$857,998

Cash paid for income taxes	$		$
Cash paid for interest		$66,848		$76,217

NON CASH DISCLOSURES:
Warrants issued for stock issuance costs		$1,840,779	$
Notes and accrued interest converted to stock		$774,330		$2,119,506

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies and Description of Business

The Company- Description of Business

PureDepth, Inc., (PDI) along with its wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL), and predecessor parent entity, Deep Video Imaging Limited (DVIL), (collectively, the Company) develops, markets, licenses, and supports multi-layer display technology. The Company also sells prototype MLD-enabled display devices that it manufactures. The Company’s technology has application in industries and markets where LCD monitors and displays are utilized including location based entertainment, computer monitors, telecommunications, mobile phones and other hand held devices.

Pursuant to an Agreement and Plan of Merger and Reorganization discussed in Note 2, PureDepth, Inc. survived as the newly formed and named parent entity of PDI and PDIL and the name of the predecessor entity, Diamond One, Inc. in no longer used.

For the period ended January 31, 2006 the Company was deemed a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises due to its continuing research and development activities related to making its multi-layer display technology economically viable for its targeted applications. During the year ended January 31, 2007 the Company earned revenue from licensing and product sales and is, therefore no longer deemed a development stage company.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The consolidated financial statements include all of the accounts of PureDepth, Inc., a U.S. corporation based in California, and its wholly-owned subsidiaries, based in Auckland, New Zealand.

Fiscal Year

Until March 31, 2005 the predecessor entities of the Company used a fiscal year end of March 31. In 2006, the predecessor entities of the Company adopted a fiscal year end of January 31. Unless otherwise noted, all references to the period ended 2006 are for the ten month period beginning April 1, 2005 and ended January 31, 2006.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end, and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from these estimates.

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the US Dollar in accordance with SFAS No. 52, Foreign Currency Translation. The financial statements of the Company’s foreign subsidiaries are remeasured to US Dollars using the temporal method. Translation and transaction gains or losses are recorded in income.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Revenue Recognition

Revenue is derived from licensing and product sales. Licensing revenues are primarily royalties paid by licensees related to use of intellectual property which include technical transfer, implementation and integration of both hardware and software solutions, post contract support, training, and consulting. Product revenues are derived primarily from the sale of demonstration units and product samples.

Revenues are recognized on licensing (royalties) transactions and product sales using the criteria in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software related products, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Both SAB 104 and SOP 97-2 state that revenue must be recognized when persuasive evidence of an arrangement exists, delivery of the product or performance of the service has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is reasonably assured. Arrangements for which the fees are not deemed reasonably assured for collection are recognized upon cash collection.

Royalties derived from the licensing of intellectual property are recognized when all revenue recognition criteria have been met. Revenue from products sales is recognized on a contractual basis when products are delivered to the customer.

Deferred revenue represents payments from customers of non-refundable licensing fees that are ultimately expected to be recognized as revenue, but for which not all revenue recognition criteria have been met. As the revenue recognition criteria is met, deferred revenue is amortized in accordance with the terms of the license agreement on the greater of the straight line basis over the life of the agreement or the units of production method.

Cost of Revenue

Cost of revenue primarily consists of amortization expense on the Company’s intellectual property for licensing revenue and material costs with applied labor and manufacturing overhead for product revenue.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents. Investments with an original maturity date from the date of purchase of more than three months but less than one year are classified as marketable securities. Investments with a maturity date of one year or more from the date of purchase are classified as long term investments.

From time to time the Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Restricted Cash

The Company has cash held at a financial institution in time deposits as collateral for the use of Company issued credit cards. The Company considers these amounts to be restricted cash.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items.

The carrying values of investments are accounted for under the provisions of Statement SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies its investments at the time of purchase as either held-to-maturity or available-for-sale. The Company had no available-for-sale investments during the respective reporting periods. Held-to-maturity securities are those investments that the Company has the intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums and discounts which approximates market value. Interest income is accrued as earned.

The carrying amount of the Company’s note payable approximates fair value based on incremental borrowing rates for similar types of borrowing arrangements.

Research and Development Costs

Research and development costs are expensed in the period incurred in accordance with SFAS No. 2 Accounting for Research and Development Costs. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated generally over 4 years; furniture and office equipment are depreciated generally over 5 and 12 years, respectively; and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Intellectual Property

Intellectual property consists of acquired patents and capitalized initial patent registration costs related to internally developed technology. Capitalized costs related to internally developed technology are amortized on a straight-line basis over their useful lives, generally 14 years. The acquired patents were initially acquired by our predecessor entity from an unrelated party for the exclusive rights for the use of the underlying technology. The acquired patents and related liability were valued at the present value of the expected future cash flows by our predecessor entity. These patents and related liability were transferred to the Company at our predecessor entity’s carrying value as part of the reorganization described in Note 2. The acquired patents are amortized on a straight-line basis over the ten year life of the related acquisition agreement.

The costs of internally developing intellectual property that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole have been expensed as incurred pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

The Company evaluates the recoverability of its intellectual property under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or changes in the circumstances indicate the potential for impairment of the intellectual property, the Company reviews the recoverability by comparison of its carrying amount to the expected future value. No impairments of intellectual property have been identified as of January 31, 2007.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes. The standard requires an asset and liability based approach in accounting for income taxes.

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

Discontinued Operations

The Company reports discontinued operations in accordance to SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets which requires that a gain on discontinued operations be measured at the date of sale or date of disposal.

Comprehensive Income (Loss)

The Company reports comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income / (loss) is comprised of net income / (loss) and foreign currency translation adjustments through the six months ended July 31, 2006. The Company’s current foreign currency adjustments are reflected in income.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

Stock-Based Compensation

The Company accounts for grants under its 2006 Employee Stock Option Incentive Plan in accordance with SFAS No. 123(R), Share-Based Payment. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Advertising costs during years ended 2007 and 2006 were insignificant.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Loss Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income / (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share. For the periods presented all equity instruments are considered ant-dilutive.

Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended January 31, 2006. As a result of the review, certain amounts have been reclassified to conform to the current presentation. The reason for the reclassifications was the reallocation of certain departmental expenses. The reclassifications were all contained in the operating expense classification of the Consolidated Statement of Operations and the results of the reclassifications did not impact previously reported financial position, cash flows, or results of operations.

	Ten Months ended January 31, 2006
	As Reported	Change	As Reclassified
Reclassified items:
Research and development	472,841	493,125	965,966
Sales and marketing	120,721	345,206	465,927
General and administrative	3,134,053	(838,331)	2,295,722

Net effect of reclassifications	3,727,615	-	3,727,615

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

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretative guidance on the process of quantifying financial statements misstatements when they are identified and is effective for fiscal years ending after November 15, 2006. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The Company applied the provisions of SAB 108 beginning in the fourth quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements . SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. The provisions of SFAS 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS 157 will have on the Company’s consolidated results of operations and financial position.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 2 - Company Restructuring

Reorganization of Subsidiaries

The Company and its wholly owned subsidiaries and predecessor entities have been held under the common control of its principal stockholder, K One W One Limited (K1W1) since its inception in May 1999 through and as of January 31, 2007.

Prior to and during the ten-months ended January 31, 2006 a number of stock transfers occurred between the predecessor entities and wholly owned subsidiaries resulting in PDI becoming the parent company of the group. The wholly owned subsidiaries were previously owned by the Company’s predecessor, DVIL, a New Zealand corporation. Contributed assets and assumed liabilities of the predecessor entity, exchanged for stock in the Company, have been accounted for as a reorganization of entities under common control in accordance with SFAS No. 141 Business Combinations. Accordingly, the contributed assets and assumed liabilities have been recorded at the predecessor’s historical cost basis and no goodwill has been recognized. All significant intercompany transactions and balances have been eliminated.

Merger

On March 31, 2006 and pursuant to an Agreement and Plan of Merger and Reorganization dated March 16, 2006, PureDepth, Inc., a California corporation (PDI-CA) entered into a merger with PureDepth Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Diamond One, Inc., a Colorado corporation quoted on the OTC Bulletin Board. As a result of the merger, PureDepth Technologies, Inc. succeeded to the business of PDI-CA, and survived as a wholly owned operating subsidiary of Diamond One, Inc. The merger was effected by the filing of a certificate of merger with the Delaware Secretary of State on March 31, 2006.

At the effective time of the merger, the legal existence of the PDI-CA ceased and all of the 23,311,855 shares of the PDI-CA’s common stock that were outstanding immediately prior to the merger were cancelled. Simultaneously, PDI-CA’s former stockholders received an aggregate of 233,118.55 shares of Diamond One, Inc’s Series A Preferred Stock, representing approximately 89% of the registrant’s outstanding voting power after the merger. In addition, all securities convertible into and exercisable for shares of the PDI-CA’s common stock (e.g. options and warrants) that were outstanding immediately prior to the merger were cancelled, and their holders received similar securities for the purchase of Diamond One, Inc. common stock.

Prior to the merger and pursuant to authority granted to it by the registrant’s articles of incorporation, as amended, Diamond One, Inc’s board of directors approved and adopted a Certificate of Designation relating to a new class of preferred stock denominated Series A Preferred Stock. On May 10, 2006 all outstanding shares of Series A Preferred Stock automatically converted into shares of common stock on a 229.021-for-1 basis upon the effectiveness of an additional amendment to Diamond One, Inc’s articles of incorporation which increased the number of shares of authorized common stock. In total, former holders of PDI-CA securities now hold approximately 93% of the outstanding common stock of Diamond One, Inc. on a fully diluted basis.

The merger represented a change in control of Diamond One, Inc. as greater than 50% of the issued and outstanding voting stock of the registrant on a post-merger basis is now held by the former holders of PDI common stock. In addition, and simultaneously with the effectiveness of the merger, the board of directors of Diamond One, Inc. was reconstituted by the appointment of Messrs. David Hancock, Fred Angelopoulos and Mark Kalow to its Board of Directors, and the resignation of Messrs. Troy Fullmer and Robert Chramosta. Messrs. Fullmer and Chramosta also resigned their positions as officers. In their place, Fred Angelopoulos was appointed as its Chief Executive Officer and President, and Kristin Bowman was appointed as Chief Operating Officer, Secretary and acting Chief Financial Officer. All prior operations of Diamond One, Inc. were divested to the former directors of that company.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

On May 8, 2006 the name of PureDepth Technologies, Inc., the surviving reincorporation merger entity, was changed to PureDepth, Inc. On May 30, 2006, PureDepth, Inc. (f/k/a Diamond One, Inc.) consummated a short-form merger with a wholly owned Delaware subsidiary, pursuant to which it reincorporated in the State of Deleware. After the reincorporation, the Company’s name remains “PureDepth, Inc.”.

For a full description of the merger transaction refer to Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.

The merger was accounted for as a reverse acquisition in accordance with SFAS No. 141 Business Combinations in which PDI was identified as the acquiring entity and Diamond One, Inc was identified as the acquired entity. Any remaining identifiable assets and liabilities of Diamond One, Inc. were assigned fair values at the acquisition date. No goodwill was recognized. The assets of the Company were incorporated into the group financial statements at their pre-merger carrying values at the date of the business combination. Comparative financial information for periods prior to the merger is presented for the former PDI entity.

Note 3 - Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash, cash equivalents, restricted cash and marketable securities at January 31, 2007 consisted of the following:

January 31, 2007
Cash and cash equivalents:
Cash	$1,211,319
Money market funds	2,083,759
Taxable bonds (maturities 90 days or less)	1,984,800
Total cash and cash equivalents	5,279,878
Restricted cash:
Certificate of deposits	60,822
Marketable securities:
Taxable bonds (maturities greater than 90 days)	2,969,300
Total cash, cash equivalents, restricted cash and marketable securities	$8,310,000

Note 4 - Property and Equipment

Property and equipment, net, consist of the following:

	January 31, 2007	January 31, 2006
Computer hardware and software	$141,179	$47,760
Leasehold improvements	18,418
Plant and equipment	289,315	205,754
Less: accumulated depreciation	(133,789)	(93,134)
	$315,123	$160,380

Depreciation expense for 2007 and 2006 totaled $40,655 and $120,348, respectively.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 5 - Intellectual Property

 Intellectual property consists of the following:

	January 31, 2007	January 31, 2006
Patent registration costs	$2,062,878	$1,775,313
Software development costs	70,458	70,456
Acquired patent rights	2,299,509	2,299,509
Less: accumulated amortization	(1,897,438)	(1,600,856)
	$2,535,407	$2,544,422

Amortization for 2007 and 2006 totaled $296,581 and $256,007, respectively. Amortization expense for the next five years is summarized in the following table:

Year ended January 31,
2008	$301,364
2009	301,364
2010	301,364
2011	137,521
2012	137,521
Thereafter	1,356,271

Note 6 - Related Party Transactions

In July 2005, David Hancock, Chairman, exercised options and received 441,610 shares of common stock in PDL as part of the Executive Share Option Plan No 3 issued by the predecessor company, DVIL. These shares were issued in September 2005 and immediately exchanged at fair market value for the same number of shares in the Company. Pursuant to the reverse merger on March 31, 2006, the above noted shares have ultimately converted at a 2.29021 conversion ratio to post-merger quantity of 1,011,380 shares in May 2006.

During the ten-months ended January 31, 2006 the Company received $2,682,775 in exchange for notes payable with its majority shareholder, K1W1. During the same period, $2,119,506 of the debt was converted to 2,700,000 shares of common stock at $0.785 per share. Pursuant to the reverse merger on March 31, 2006, the above noted shares have ultimately converted at a 2.29021 conversion ratio to post-merger quantity of 6,183,567 shares in May 2006.

On February 23, 2006, in connection with a private placement offering, we issued common stock and warrants to our majority shareholder, K1W1, in exchange for the forgiveness of debt totaling $774,330. In this transaction we issued 772,286 shares of common stock, three-year A-warrants to purchase 386,143 shares of common stock at an exercise price of $2.75 per share and one-year B-warrants to purchase 386,143 shares of common stock at an exercise price of $2.00 per share. Pursuant to the reverse merger on March 31, 2006, the above noted shares and warrants have ultimately converted at a 2.29021 conversion ratio to post-merger quantities and exercise prices of 1,768,697 shares of common stock, 884,348 A-warrants with an exercise price of $1.20 per share and 884,348 B-warrants with an exercise price of $0.87 per share in May 2006.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

The Company has a consulting services agreement with D H Strategies, Inc. whose owner is the Company’s Chairman, David Hancock. For the periods ended January 31, 2007 and January 31, 2006 the Company paid $105,325 and $87,583 respectively related to the contract.

On May 9, 2006, pursuant to the exercise of an option (the “Option”) under the terms of the Option Agreement dated March 16, 2006 by and among Diamond One, Inc. and Robert Chramosta and Troy Fullmer, the former officers and directors of the Company, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC (a Colorado limited liability company) to Messrs. Chramosta and Fullmer in consideration of their transfer to the Company of 1,000,000 shares of our common stock held by them. The Company subsequently cancelled these shares.

Note 7 - Note Payable

The Company had the following obligations outstanding:

	January 31, 2007	January 31, 2006

Notes payable, including imputed annual interest to date at 10%, payable in equal annual installments of $175,000 through January
31, 2011 and secured by intellectual property	$554,724	$662,876
Other		29,585
Less: current portion	(119,527)	(137,908)
Total long term debt	$435,197	$554,553

Future maturities of long term debt, exclusive of imputed interest, are as follows:

Years Ended January 31,
2008	$119,527
2009	131,480
2010	144,628
2011	159,089

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 8 - Stockholders’ Equity

Stock transactions

On July 19, 2005 PDL issued 2,700,000 shares of common stock at $0.785 per share to its majority shareholder, K1W1, in exchange for the forgiveness of debt totaling $2,119,506.

On July 19, 2005 PDL issued 441,610 shares of common stock to its Chairman at $1.36 per share for the exercise of options.

On September 15, 2005, 4,949,816 shares of DVIL common stock were effectively transferred out of the consolidated Company.

On September 15, 2005, PDL issued 12,200,001 shares of common stock in exchange for the net equity of its predecessor entity, DVIL.

On September 17, 2005 the Company issued 15,341,611 shares of common stock to the stockholders of PDL in exchange for all the outstanding shares in PDL. The Company subsequently cancelled all the PDL shares received in the exchange.

On January 27, 2006 the Company issued 1,371,158 shares of common stock for cash totaling $1,112,895, net of issuance costs of $258,263, and also received $350,000 in stock subscriptions for shares that were subsequently issued in March 2006, as part of a private placement offering . Each unit in the offering consists of 2 shares of common stock of the Company and one three-year A-warrant to purchase an additional share of common stock at $2.75 and one one-year B-warrant to purchase an additional share of common stock at $2.00 per share.

On February 23, 2006, in connection with a private placement offering, the Company issued common stock and warrants to its majority shareholder, K1W1, in exchange for the forgiveness of debt totaling $774,330. In this transaction the Company issued 772,286 shares of common stock, 386,143 three-year A-warrants to purchase 386,143 shares of common stock at an exercise price of $2.75 per share and 386,143 one-year B-warrants to purchase 386,143 shares of common stock at an exercise price of $2.00 per share.

On March 1, 2006, in a private placement offering, the Company issued common stock and warrants for cash of totaling $4,264,480 net of issuance costs of $3,021,299. Also included in the transaction is the issuance of 350,000 shares of subscribed capital received in January 2006. In this offering the Company issued 5,795,000 shares of common stock, three-year A-warrants to purchase 2,897,500 shares of common stock at an exercise price of $2.75 per share and one-year B-warrants to purchase 2,897,500 shares of common stock at a exercise price of $2.00 per share. In connection to the private placement and included in the issuance costs the Company also issued three-year C-warrants (adjusted to reflect the March 31, 2006 merger transaction) to purchase 1,082,811 shares of common stock at an exercise price of $0.44 per share as stock-based compensation in the amount of $1,840,779 for services related to the private placement.

On March 31, 2006 the Company issued 31,800 shares of common stock pursuant to the exercise of common stock options for a former employee at an exercise price of $0.65 per share for cash totaling $20,670.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

On March 31, 2006, the effective date of the merger, the Company converted 23,311,855 shares of the Company’s common stock that were outstanding immediately prior to the merger to an aggregate of 233,118.55 shares of Series A Preferred Stock at a one-for-hundred ratio.

On March, 31, 2006 the Company issued 6,255,400 shares of common stock in exchange for the 14,255,400 shares of the common stock of Diamond One, Inc. surrendered at the time of the merger.

On May 9, 2006 the Company converted all 233,118.55 shares of the Series A Preferred Stock issued in the acquisition of Diamond One into an aggregate of 53,389,045 shares of common stock at a 229.01-for-one ratio. The conversion was effected pursuant to the terms of the Certificate of Designation for the registrant’s Series A Preferred Stock, which provided that all outstanding preferred shares of that series would automatically convert upon an increase in the number of shares of common stock authorized for issuance under the registrant’s articles of incorporation. Pursuant to the merger, warrants were automatically converted and their respective post merger exercise prices became $1.20 for A-warrants and $0.87 for B-warrants.

On May 9, 2006 pursuant to the exercise of an Option Agreement held by the Company, dated March 16, 2006, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC to Messrs. Charmosta and Fullmer, the former officers of Diamond One, Inc., in exchange for 1,000,000 shares of our common stock held by them. The transaction was accounted for at the net book value of the assets transferred with no gain or loss recognized. The Company subsequently cancelled these shares.

On July 11, 2006 the Company accepted an in-process stock subscription relating to the March 2006 private placement and issued common stock and warrants for cash totaling $50,000. In this offering, the Company issued 114,510 shares of common stock, three-year A-warrants to purchase 57,255 shares of common stock at an exercise price of $1.20 per share and one-year B-warrants to purchase 57,255 shares of common stock at an exercise price of $0.87 per share.

On July 31, 2006 in a private placement transaction with existing investors who were holders of B-warrants, the Company exercised B-warrants and issued common stock and warrants for cash totaling $5,860,717, net of issuance costs. In this transaction, the B-warrant holders exercised their B-warrant for $0.87 in exchange for a share of common stock and one three-year D-warrant. The Company issued 6,716,044 shares of common stock and three-year D-warrants to purchase 6,716,044 shares of common stock at an exercise price of $1.20 per share.

On September 6, 2006 the Company issued D-warrants to purchase 344,000 shares of common stock at an exercise price of $1.20 per share for professional services valued at $675,960.

In September 2006 the Company issued 206,100 shares of common stock pursuant to the exercise of stock options for cash totaling $58,035 at an exercise price of $0.28 per share.

In December 2006 the Company issued 100,000 shares of common stock pursuant to the exercise of stock options for cash totaling $28,150 at an exercise price of $0.28 per share.

On January 27, 2007, the Company issued 166,041 shares of common stock pursuant to the exercise of B-warrants for cash totaling $90,338, net of issuance costs of $54,118 at an exercise price of $0.87 per share.

In January 2007 the Company issued 210,242 of shares of common stock pursuant to the exercise of stock options for cash totaling $59,183 at an exercise price of $0.28 per share.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Stock warrants

The following table summarizes common stock warrant issuance and exercise activity.

	January 31, 2007		January 31, 2006
	Warrants	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding at beginning of year	1,371,158	$2.38
Issued (including post merger conversion)	25,066,923	$1.06
Exercise	(6,882,085)	$0.87
Expired	(151,336)	$0.87
Outstanding at end of year	19,404,660	$1.12	1,371,158	$2.38
Exercisable at end of year	19,404,660	$1.12	1,371,158	$2.38

Included in the total outstanding warrants at year end January 31, 2007 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, B-warrants to purchase 2,114,192 shares of common stock at $0.87 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

The company values warrants issued as compensation at the fair value determined on the date of grant using the same Black-Scholes valuation model and assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement. See Stock option plan note for related discussion and assumptions. The company recognized $2,516,739 in expense related to warrants issued for services in the year ended 2007 of which $1,840,779 was classified as capital raising costs and $675,960 is included in general and administrative expenses. The Company did not issue warrants in exchange for services during the ten-months ended 2006.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Stock option plan

At January 31, 2007, the Company had reserved a total of 13,741,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan Number 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in US dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

Option awards have generally been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; the option awards generally vest over three years with 1/6 vesting at 6 months and 1/12 at quarterly intervals thereafter. The options expire in seven years from the date of grant. Certain option awards included anti-dilution provisions resulting in the original option grants becoming exercisable for an additional 1,185,022 of shares of common stock (post merger adjusted additional shares were 2,713,945) to existing employees as a result of the increase in shares from the private placement offering. On December 19, 2006, the stock option agreements for certain executive officers and directors were amended pursuant to which the optionees are required to exercise shares, if at all, in pre-determined annual allotments and to sell any such exercised shares on a pre-determined scheduled. Any portion of the options that are not exercised pursuant to the exercise schedule set forth in the amendment will expire. These modifications made the awards less favorable resulting in no additional stock-based compensation expense.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend yield is based on the history our having never paid dividends and our expectation that we will not pay dividends in the near future. The expected term of our employee option grants in year ended January 31, 2007 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 5 years for stock options and 1.5 years for stock warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. The discount rate is based on the fact that our common stock to be issued upon the exercise of certain options and warrants is not registered. Accordingly, we have discounted the fair value of these grants to reflect their lack of marketability.

Significant Assumptions	2007	2006
Expected volatility	70%	52%
Expected forfeiture rate	6%	27%
Expected dividend yield	0%	0%
Expected term (in years)	5.0	8.5
Risk-free rate	4.78%	3.73%
Stock price discount for post vesting unregistered public stock restrictions	25%	0%

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

A summary of option activity under the Plan as of January 31, 2007 and January 31, 2006 presented below:

	January 31, 2007		January 31, 2006
Option Shares	Shares	Weighted Ave. Exercise Price	Shares	Weighted Ave. Exercise Price
Outstanding at beginning of year	4,181,296	$0.65	3,765,314	$0.65
Granted (including post merger conversion)	11,340,923	$0.73
Exercised	(589,170)	$0.28
Forfeited and cancelled	(2,117,638)	$0.28
Outstanding at end of year	12,815,411	$0.68	4,181,296	$0.65
Exercisable at end of year	11,048,689	$0.42	1,324,360	$0.65

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2007:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.28-$0.44	10,893,344	4.3	$0.29	$21,422,619	10,893,344	$0.29	$21,422,619
$2.07-$2.95	886,800	6.8	2.40	56,212	57,800	2.59	5,202
$3.03-$3.50	1,035,267	6.7	3.38		97,545	3.39
Total	12,815,411	4.6	$0.68	$21,478,831	11,048,689	$0.42	$21,427,821
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $2.25 as of January 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total of in-the-money stock options exercisable as of January 31, 2007 was 10,922,244. At January 31, 2006, 1,324,360 options were exercisable with a weighted-average exercise price of these options was $.65. Options available for grant were 336,679 at January 31, 2007.

The stock-based compensation cost for options issued in the years 2007 and 2006 was $3,214,990 and $1,245,189, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized. Total unrecorded stock-based compensation cost at January 31, 2007 associated with employee and director stock options was approximately $2.0 million and is expected to be recognized over a weighted-average period of 2.1 years.

Note 9 - Major Customer

One customer accounted for 100% of the Company’s licensing revenues in year ended 2007. The same customer accounted for the entire ending balance of deferred revenue at January 31, 2007.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 10 - Income Taxes

Significant components of the Company's net deferred tax assets at January 31, 2007 and 2006 were as follows:

	January 31, 2007	January 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$2,653,103	$1,438,179
Fixed assets	65,850	26,351
Intellectual property	1,331,570	1,391,289
Other assets	6,153
Deferred revenue	1,407,454
Other liabilities	34,022
Compensation	961,318

Total deferred tax assets	6,459,470	2,855,819
Valuation allowance	(6,459,470)	(2,855,819)
Net deferred tax assets	$-	$-

No deferred tax benefit has been recorded at January 31, 2007 or January 31, 2006 due to a full valuation allowance against the deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of January 31, 2007

As of January 31, 2007, the Company has federal, state and foreign net operating loss carryforwards of approximately $1.7 million, $1.7 million and $6.0 million, respectively. The federal net operating loss carryforwards will expire completely by 2026 if not utilized. The state net operating loss carryforwards will expire completely by 2011 if not utilized. The foreign net operating loss carryforwards have an indefinite carryforward period unless significant ownership changes occur.

Utilization of the federal and state net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Note 11 - Other Income and Expense

During year ended January 31, 2007 and period ended January 31, 2006 the Company sold components containing its internally developed hardware and software technology applications resulting in other income of $86,543 and $25,847 respectively. The $112,413 and $40,243 associated costs of assembling and applying the technology to the components has been included in research and development expense.

During period ended January 31, 2006, the Company received $102,899 for research related to government applications of MLD. The grant receipts were not part of our ongoing operations and did not include reimbursements for indirect costs such as labor and overhead.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 12 - Discontinued Operations

Divestiture of Former Business

Prior to the merger, Diamond One, Inc. had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One, Inc., to Numismatic Capital Group. As part of the merger agreement n May 9, 2006, the former officers of Diamond One, Inc. exercised an option to acquire Numismatic Capital Group at the net book value. The Company recorded income from operations of the discontinued coin and exchange operation of $15,279 for the year ended January 31, 2007.

Note 13 - Leases

The Company leases office and warehouse space in Auckland, New Zealand and Redwood City, California. The Auckland lease expires on October 31, 2008 with an option to renew and extend until October 31, 2014. The minimum monthly rental payments are approximately $3,950 and are guaranteed by the majority shareholder of the company.

The Redwood City lease expires May 31, 2008 and requires monthly payments of $4,910 for the first 12 month period and $5,131 for the second 12 month period.

The following table represents the Company’s future minimum obligations related to the above operating leases:

Year ended January, 31	Amount
2008	$108,300
2009	56,100

Total lease expense paid for the year ended January 31, 2007 and ten-months ended January 31, 2006 was $79,609 and $27,473, respectively.

Note 14 - Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

	January 31, 2007	January 31, 2006
Basic loss per share
Net loss (numerator)	$(10,229,561)	$(4,632,945)
Shares outstanding (denominator)	59,346,392	13,887,002
Loss per basic share	(0.17)	(0.33)

Fully diluted loss per share
Net loss (numerator)	$(10,229,561)	$(4,632,945)
Shares outstanding (denominator)	59,346,392	13,887,002
Loss per fully diluted shares	(0.17)	(0.33)

Stock options to purchase 11,048,689 shares of common stock and warrants to purchase 19,404,660 shares of common stock at January 31, 2007, and stock options to purchase 1,324,360 shares of common stock and warrants to purchase 1,371,158 shares of common stock at January 31, 2006 were antidilutive and therefore excluded from the fully diluted (loss) per share calculation.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 15 - Going Concern

The report of our independent auditors on the Company’s January 31, 2007 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan to address these issues that allows the Company to continue as a going concern through at least the end of fiscal 2008. Based upon our cash position at January 31, 2007 and our current expectations regarding revenues and operating costs, we believe we can meet the cash requirements of our current plan for the year ending 2008 without raising additional funds.

This plan anticipates that cash and cash equivalents at January 31, 2007 in the amount of $5,279,878 and cash to be provided by the maturity of marketable securities in the amount of $2,969,300 held at January 31, 2007, will be sufficient to fund the cash expected to be used in operations and for other obligations for the year ending 2008. The Company expects revenues from existing and new licensing arrangements as a result of continued sales and marketing activities in 2008, and it also anticipates cost increases to fund continued development of its technology and to support operations and administrative activities resulting in a net loss for the year. Should there be a shortfall in our expected cash flow from operations, we have contingency plans to delay hiring and reduce spending as necessary to satisfy our cash needs for the year ending 2008. While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur.

We may also consider undertaking further capital raising within the period, possibly in the form of either convertible debt or equity securities or a credit facility.

In the event the Company is unsuccessful in its plans to finance operations through the above means it could be forced to significantly reduce its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 16 - Subsequent Events

On March 26, 2007, the Company issued 205,202 shares of common stock pursuant to the exercise of B-warrants on March 1, 2007 at an exercise price of $.087 per share for cash totaling $178,902.

On March 1, 2007 the remaining unexercised B-warrants to purchase 1,908,990 shares of common stock expired and the Company cancelled the respective warrants.

On April 5, 2007, the Board of Directors of PureDepth, Inc. approved a director compensation policy pursuant to which members of the Board will receive cash benefits from the Company, effective March 1, 2007. Each non-employee member of the Board of Directors will receive an annual payment of $20,000 and an additional payment of $1,000 for each meeting or any committee meeting attended in person or $500 for each committee meeting attended by telephone. The chairperson of the Board of Directors and the chairperson of the Audit Committee will each receive an additional annual payment of $10,000 and the chairperson of the Compensation Committee will receive an additional annual payment of $5,000.

On April 5, 2007, the Board of Directors, including John Floisand and Thomas Marcus, agreed to terminate the offer letters the Company entered into with Messrs. Floisand and Marcus in September 2006, the terms of which were described in our Current Reports on Form 8-K filed on September 12, 2006 and October 27, 2006. The Board of Directors approved the grant to each of Mr. Floisand and Mr. Marcus of an additional option to acquire 100,000 shares of the Company's common stock as contemplated by each such director's original offer letter and, except as otherwise described herein, on the terms and conditions described in such offer letter. The grant date for these options shall be the date on which the stockholders of the Company approve an increase in the number of shares of common stock issuable under the Company's 2006 Stock Incentive Plan (the "Plan), and the exercise price of the grants will be equal to the closing price of the Company's common stock on such date as reported by the OTC Bulletin Board.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

On April 5, 2007, the Board of Directors agreed to grant David Hancock, a director and Chairman of the Board of Directors of the Company, an option to acquire 100,000 shares of the Company's common stock under the Plan. The grant date of the option will be the date on which the stockholders of the Company approve an increase in the number of shares of common stock issuable under the Plan, and the exercise price of the grant will be equal to the closing price of the Company's common stock on such date as reported by the OTC Bulletin Board. The option, which will be subject to the terms and conditions of the Plan and a stock option agreement, will vest with respect to 1/6 of the underlying shares on October 5, 2007 and with respect to 1/12 of the underlying shares on a quarterly basis thereafter, on each such vesting date subject to Mr. Hancock's continued service. The term of the option will be seven years, provided, however, that (a) upon Mr. Hancock's resignation as a director, the option will expire 90 days after the effective date of such resignation, and (b) upon Mr. Hancock's involuntary termination as a director, the option will expire 1 year after the effective date of such termination.

On April 25, 2007, Mark Bailey & Company, Ltd. (“Mark Bailey”) notified the Chairman of the Audit Committee of the Board of Directors of PureDepth, Inc. that it has resigned as the Company’s independent auditor’s, effective after completion of the annual audit of the Company’s Annual Report on Form 10-KSB for year ended January 31, 2007 and its review of the financial statements to be included in the Quarterly Report on Form 10Q-SB for the three months ended April, 30, 2007.

On May 5, 2007, the Board of Directors approved an increase in the number of shares of common stock available under the 2006 Stock Incentive Plan by the amount of 8.5 million shares, subject to shareholder approval.

On May 16, 2007, the Board of Directors appointed Mr. Thomas Marcus Chairman of the Board of Directors.

Item 8- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 10, 2006, Comiskey & Company, P.C. resigned as our principal independent accountant. Comiskey & Company served as principal independent accountant to Diamond One in connection with the filing of Diamond One’s original Registration Statement on Form SB-2 (filed with the SEC on March 4, 2004, with the audit relating to the period from the inception of Diamond One through its 2004 fiscal year) and thereafter through its 2005 fiscal year. Comiskey & Company’s resignation was due to independence concerns relating to a prior consulting arrangement it had entered into with PureDepth, Inc. (the California corporation) prior to the March 31, 2006 reverse merger. Comiskey & Company’s independent auditor’s report dated March 23, 2006, furnished in connection with Diamond One’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006 (filed on March 30, 2006) contained an opinion raising substantial doubt about Diamond One’s ability to continue as a going concern. There were not, during our two most recent fiscal years and any subsequent interim period preceding such resignation, any disagreements with Comiskey & Company relating to accounting principles or practice, financial statements or disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Comiskey & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

We provided Comiskey & Company with a copy of our disclosure with regard to their resignation and requested that it furnish us a letter addressed to the SEC stating whether or not it agreed with the disclosure. A copy of Comiskey & Company’s letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2006.

We subsequently engaged Mark Bailey & Company, Ltd. to serve as our principal independent accountant. Mark Bailey & Company audited our financial statements for the year ended 2007 and the ten month period ended 2006.

On April 25, 2007, Mark Bailey & Company notified the Chairman of the Audit Committee of the Board of Directors that it has resigned as our independent auditors, effective after completion of the annual audit of our financial statements included in this Annual Report on Form 10-KSB and its review of the financial statements to be included in our Quarterly Report on Form 10Q-SB for the three months ended April, 30, 2007. The report of Mark Bailey & Company on our financial statements for the year ended 2007 and the ten-month period ended 2006 did not contain an adverse opinion or a disclaimer of opinion but was modified as to uncertainty of the Company’s ability to continue as a going concern. There were not, during our two most recent fiscal years any disagreements with Mark Bailey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mark Bailey & Company would have caused it to make reference to the subject matter of the disagreement in connection with its reports, nor were there any “reportable events” as provided in Item 304(a)(iv)(B) of Regulation S-B promulgated under the Securities Act of 1934, as amended.

We provided Mark Bailey & Company with a copy of our disclosure with regard to their resignation and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the above statements

Item 8A- Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: We strive to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure. We have concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not adequate.

(b) Changes in Internal Control over Financial Reporting: In light of the above, the Company performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Item 8B- Other Information

Not Applicable

PART III

Item 9- Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the name and position of each of our directors and executive officers as of April 30, 2007:

Name	Age	Positions
Fred Angelopoulos	48	Chief Executive Officer and Director
Kristin Bowman	44	Managing Director (New Zealand)
Douglas Erickson	53	Vice President of Worldwide Sales
John Floisand	63	Director
David Hancock	63	Chairman
Mark Kalow	52	Director
Tom Marcus	53	Director
Jonathan McCaman	58	Chief Financial Officer, Treasurer and Secretary
Mark Yahiro	48	Senior Vice President, Marketing and Business Development

Fred Angelopoulos. Fred Angelopoulos has served as our Chief Executive Officer and a Director since March 31, 2006, the effective date of the reverse merger. From April 2005 until the reverse merger, he served as Chief Executive Officer of PureDepth, Inc. (the California corporation). Prior to his appointment as Chief Executive Officer, he served as PureDepth, Inc.’s Vice President of Global Sales and General Manager for the Americas from May 2004 to April 2005. From July 2002 to April 2004, Mr. Angelopoulos served as an executive management consultant for various emerging companies. From April 1998 to May 2002, Mr. Angelopoulos served as the Chief Executive Officer of Pulse Entertainment, a mobile and web application technology company. From April 1994 to April 1998, he served as Senior Vice President of Sales for Hitachi PC Corporation. Mr. Angelopoulos holds a Bachelor of Science degree in Marketing and Management from Bentley College.

Kristin Bowman. Kristin Bowman has served as the Managing Director of our New Zealand subsidiary, PureDepth Incorporated Limited, since August 2006. Ms. Bowman previously served as our Secretary from March 31, 2006, the effective date of the reverse merger, to January 2007, and as our acting Chief Financial Officer from March 2006 to June 2006. Prior to the reverse merger, Ms. Bowman served as Secretary and Chief Operating Officer of PureDepth, Inc. (the California corporation) from April 2005 to March 2006, and as the PureDepth Incorporated Limited Vice President of Business Operations from September 2004 to April 2005. Before joining PureDepth Incorporated Limited, Ms. Bowman worked extensively in corporate and investment financing law in both New Zealand and London. From March 2002 through September 2004, Ms. Bowman was a partner in the Business and Taxation Team of Hesketh Henry, a New Zealand law firm. From July 1999 to December 2001, she served as General Counsel for Auckland International Airport Limited. Ms. Bowman also serves on the Board of Soccer New Zealand. Ms. Bowman received a First Class Honours degree in law from Auckland University in New Zealand, and holds a current practicing certificate as a barrister and solicitor of the Supreme Court of New Zealand.

Douglas Erickson.  Douglas Erickson has served as our Vice President of Worldwide Sales since April 2007. Prior to joining us, Mr. Erickson served as Senior Manager of strategic alliances at WebEx Communications, Inc., a web conferencing company acquired by Cisco Systems, Inc. in March 2007, from March 2003 to April 2007. From January 2000 to March 2003, Mr. Erickson served as Vice President of Sales and Business Development at Presenter, Inc., an on-demand business presentation solutions company acquired by WebEx in 2003.  From January 1996 to March 2003, Mr. Erickson served in a variety of executive and leadership roles at Live Picture, Inc., a digital imaging software company. From March 1995 to January 1996, Mr. Erickson was National OEM Sales Manager for Conley Corporation, a storage software company

John Floisand. John Floisand has served as a Director since September 2006. Mr. Floisand has served as President and Chief Executive Officer of Zytron Holdings International, Inc., a holding company which he founded to manage the assets of small businesses, since September 2004. Mr. Floisand has served as President and director of Premitech, a software company, since May 2006. He also currently manages his vineyards in Napa, which he engaged in exclusively from April 2003 to September 2004. From September 2001 to March 2003, Mr. Floisand served as Chief Executive Officer and Chairman of the Board of Rogue Wave Software, Inc., a publicly traded software company. From 1999 to 2000, Mr. Floisand served as President and Chief Executive Officer of Personic, Inc., a software company. From 1997 to 1999, he was Vice President of Sales of Borland, Inc., a publicly traded software firm. From 1986 to 1997, Mr. Floisand held worldwide senior sales and management positions at Apple Computer. Mr. Floisand holds a Bachelor of Business degree in Marketing (equivalent) from Columbia University, and studied City and Guilds Electrical Engineering at Worcester College of Technology, United Kingdom.

David Hancock. David Hancock has served as Chairman of our Board of Directors since March 31, 2006, the effective date of the reverse merger. From November 2004 until the reverse merger, Mr. Hancock was a director and advisor to PureDepth, Inc. (the California corporation) and its predecessor, DVIL. From June 2001 to November 2004, Mr. Hancock served as President, Chief Executive Officer and/or Chairman to DVIL, although not continuously in such positions for the entire period. From January 1999 until December 2000, Mr. Hancock served as Chief Executive Officer of Presenter Inc., an internet-based presentation communications company. Prior to that, he also served as the Chief Executive Officer of Hitachi PC Corporation from January 1996 to September 1998. From January 1995 to December 1995, Mr. Hancock served as Chief Executive Officer of Velocity Corporation. Prior to joining Velocity Corporation, Mr. Hancock served in a number of executive positions over a seven year period with Apple Computer Corporation, including Senior Vice President, Marketing USA and General Manager of Apple UK. Prior to working at Apple Computer, Mr. Hancock spent 11 years with Gillette Corporation in various management and marketing positions. Mr. Hancock holds a Bachelor of Business degree in Marketing (equivalent) from Columbia University.

Mark Kalow. Mark Kalow has served as a director since April 2006. Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of directors and audit committees of Pure Depth, a display technology licensing company, PhotoWorks, an online photography company, LSF Network, an e-marketing services company, Reischling Press, Inc., a digital printing company and the Santa Cruz Ballet Theatre. From Oct. 1999 to Sept. 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM and e-marketing companies. From September 1993 to July 1998, Mr. Kalow was Chief Operating Officer and Chief Financial Officer of Live Picture Inc. (LPI), a digital imaging software company which he co-founded. He was CEO of LPI from November 1998 through June 1999. Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and a Masters in Business Administration with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006. He has been a speaker at numerous industry events in digital imaging and venture capital. He hosted the "Financial Roundtable" at the recent 6Sight and Mobile Imaging Summit, Monterey CA, Oct. 2006.

Thomas L. Marcus. Mr. Marcus has served as a Director since September 2006. Since April 2005, Mr. Marcus has also served as the Executive Director of Newforth Partners, a boutique investment bank focusing on technology mergers and acquisitions. From October 2004 to March 2005, Mr. Marcus was engaged in various consulting assignments. From September 2001 through September 2004, Mr. Marcus was the Chief Executive Officer of Everyone.net, a hosted email services company. From March 2000 to March 2001, Mr. Marcus was the Chief Operating Officer of The Valent Group, a venture operating company founded by Accel Partners and Bessemer Venture Partners. Prior to joining The Valent Group, Mr. Marcus served as Executive Vice President of Flycast Communications, a direct response advertising network, from March 1999 to March 2000. From 1986 through 1998, Mr. Marcus served as Vice President of Business Development and General Counsel at Broderbund Software, a consumer software company. Mr. Marcus began his legal career at Heller, Ehrman, White & McAuliffe, a law firm. He received his Bachelor of Arts degree from Yale University and his Juris Doctorate from the University of California, Berkeley, School of Law (Boalt Hall). Mr. Marcus also is on the Board of Governors of The Robert Packard Center for ALS Research at Johns Hopkins.

Jonathan McCaman. Jonathan McCaman has served as our Chief Financial Officer, Secretary and Treasurer since January 2007. Prior to joining us, Mr. McCaman served as a consultant while on sabbatical from February 2006 to January 2007. Prior to this period, Mr. McCaman served as Vice President of Finance at Exel Global Logistics, Inc., a supply chain management company, from February 2002 to February 2006. Prior to joining Exel, he was Chief Financial Officer of Merchants Group International, Ltd., a private equity and venture capital firm, from July 1999 to January 2002. Prior to joining Merchants Group International, Ltd., he held various senior executive positions in finance and planning at DHL Worldwide Express and was Chief Financial Officer of its telecommunications subsidiary, NetExpress, Inc. Before joining DHL, Mr. McCaman was a certified public accountant, providing management and financial expertise to clients in a range of industries. Mr. McCaman has a Bachelor of Science degree in Accounting from Golden Gate University.

Mark Yahiro. Mark Yahiro has served as our Senior Vice President of Marketing and Business Development since March 31, 2006, the effective date of the reverse merger. Prior to the reverse merger and beginning in February 2006, he served as Senior Vice President of Marketing and Business Development of PureDepth, Inc. (the California Corporation). Prior to joining PureDepth, Inc., from January 2002 through May 2004, Mr. Yahiro served as the Chief Executive Officer of Pulse Entertainment, a private, venture-backed company, and as President from December 1998 to 2004. Prior to joining Pulse Entertainment, Mr. Yahiro joined Hitachi PC Corporation from 1996 to 1998, where he was the Vice President of Strategic Marketing and Business Development. With over 20 years in the technology industry, Mr. Yahiro has worked at a number of hardware and software companies, including AT&T Bell Laboratories in the 1980’s. Mr. Yahiro holds a Bachelor of Science degree in Software Engineering from the University of Illinois and a Masters in Business Administration in International Business from DePaul University.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, but are in the process of developing such a code for review and approval by our Board of Directors.

Stockholder Recommendations for Director Nominations

Stockholders may send any communications to the Board of Directors in writing by mail to: Board of Directors, c/o Corporate Secretary, PureDepth, Inc., 255 Shoreline Drive, Suite 610, Redwood City, CA 94065,or by email to our Corporate Secretary at jon.mccaman@puredepth.com, including recommendations for director nominations, provided, however, that any such recommendation which a stockholder intends to be considered in connection with an annual election of directors must be received by the Board of Directors prior to our mailing of the notice and agenda of the corresponding annual shareholder meeting.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee consist of Mark Kalow and John Floisand. The Board of Directors has determined that that Audit Committee includes at least one member, Mr. Kalow, who meets the qualifications of an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to Mr. Kalow’s experience and understanding with respect to certain accounting and auditing matters, and does not impose on Mr. Kalow any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors or affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

 Item 10- Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by our Chief Executive Officer and our two other most highly-compensated executive officers during the year ended 2007. These individuals are referred to in this report as our “named executive officers.”

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Fred Angelopoulos Chief Executive Officer (1)	2007	$250,000		$646,584	$86,390	$17,407	$1,000,381
Kristin Bowman Managing Director (New Zealand) (2)	2007	$158,241	$83,455	$486,736	$17,125	$1,234	$746,791
Mark Yahiro Senior Vice President, Marketing and Business Development(3)	2007	$164,000		$326,010	$57,000	$17,221	$564,231

(1)	During the year ended 2007, Mr. Angelopoulos earned $86,390 for the signing of a significant license contract; and (b) $17,407 for medical insurance reimbursement.

(2)
During the year ended 2007, Ms. Bowman earned (a) $83,455 discretionary bonuses for performance; (b) $17,125 according to our quarterly bonus program; and (c) $1,234 for medical insurance reimbursement. Ms. Bowman’s cash compensation was paid in New Zealand dollars; amounts shown above (except for option awards) were converted from New Zealand Dollars at the conversion rate of 0.685598, published January 31, 2007, the last day of the reporting day for the fiscal year period.

(3)	During the year ended 2007, Mr. Yahiro earned (a) $57,000 for the signing of a significant license contract; and (b) $17,221 for medical insurance reimbursement.

(4)
The dollar value of amount expensed by us during the year ended 2007 for financial statement reporting purposes pursuant to SFAS No. 123R. The statement requires us to estimate the overall value of the options as of the date of grant based on the Black Scholes method of valuation and then expense that value on a straight-line basis over the service period over which time the options vest. The option awards reflected in this table initially had three-year vesting periods, but became fully vested and exercisable in the year ended 2007 in connection with the reverse merger. The assumptions used in the calculation of the amounts in this table are included in Note 8 of the notes to our consolidated financial statements included under Part II, Item 7 under the title “Financial Statements.”

Discussion of Summary Compensation Table

Set forth below is a summary of terms of the employment agreement for each of our named executive officers that relate to the compensation for such persons for the year ended 2007 as set forth in the above table. For a discussion of the terms of their employment agreements regarding resignation, termination of employment or change in control please see “Potential Payments Upon Termination or Change in Control” below.

Employment Agreements with Named Executive Officers

Chief Executive Officer

During our year ended 2007 and prior to November 10, 2006, Fred Angelopoulos, our Chief Executive Officer, was compensated pursuant to the terms of an executive employment agreement with PureDepth Incorporated Limited dated March 31, 2005, as amended, which provided for an annual base salary of $250,000. Pursuant to this agreement, upon completion of one year of service on April 1, 2006, Mr. Angelopoulos was entitled to a retention bonus and was also entitled to reimbursement for medical insurance expenses.

On November 10, 2006, we entered into a new employment agreement with Mr. Angelopoulos which superseded the prior agreement with him, including the retention bonus. Pursuant to the new agreement, Mr. Angelopoulos is entitled to receive an annual base salary of $250,000 and is eligible to participate in any applicable bonus or incentive program we provide. Pursuant to the executive incentive plan for the year, Mr. Angelopoulos received a bonus in the amount of $86,390 upon the execution of a licensing agreement with a significant customer. Under the new agreement, Mr. Angelopoulos is required to exercise certain existing stock option rights pursuant to a fixed exercise schedule, and is required to observe agreed-upon limits on selling of shares of our common stock. The agreement, which is governed by California law, includes confidentiality and nondisclosure provisions.

Managing Director (New Zealand)

During the year ended 2007, Kristin Bowman, our Managing Director (New Zealand) was compensated pursuant to the terms of an executive employment agreement with PureDepth Incorporated Limited dated April 1, 2005, as subsequently modified by our Board of Directors. The annual base salary to be paid to Ms. Bowman pursuant to the agreement has been increased by our Board of Directors from time to time and most recently in March 2006 to NZ$257,642 (approximately US$175,000 annual base rate, based upon a conversion rate of 0.685 NZ$ to the US$, as of January 31, 2007). She also participates in the quarterly bonus program and is entitled to reimbursement for medical insurance expenses. The agreement is governed by New Zealand law, and includes various other terms regarding employment, including confidentiality provisions and a 6-month non-competition and non-solicitation provision.

Senior Vice President of Marketing and Business Development

During the Year ended 2007, Mr. Yahiro was compensated under the terms of an executive employment agreement dated February 1, 2006. In his capacity as Senior Vice President of Marketing and Business Development he is to receive an annual base salary of $164,000 plus monthly health care reimbursement. The Agreement includes various other terms regarding employment, including confidentiality and assignment-of-invention provisions and a 6-month non-competition and non-solicitation provision.

Additionally, Mr. Yahiro received options to purchase 1,480,238 shares of the Company’s common stock at an exercise price of $0.28 per share in March 2006 prior to the merger. These rights continued through his employment and the reorganization of the companies in the corporate group. These options were fully vested on March 31, 2006 as a result of the merger.

The foregoing summaries do not purport to be complete and are qualified in their entirety by the filed Agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes certain information with respect to the unexercised options held by our named executive officers as of January 31, 2007:

Executive’s Outstanding Equity Awards at Fiscal Year End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Fred Angelopoulos (2)	2,860,476	0.28	3/31/11 (2)
Kristin Bowman	1,989,892	0.28	3/31/11
Mark Yahiro (3)	1,480,238	0.28	3/31/11 (3)

(1)	Options became fully vested and exercisable on March 31, 2006, the effective date of the merger.
(2)
Pursuant to an amendment to the stock option agreement governing this option dated December 19, 2006, Mr. Angelopoulos is required to exercise 1,300,000 and 1,560,476 shares underlying the option on or before December 31, 2007 and 2008, respectfully, subject to the termination provisions described under the section entitled “Potential Payments upon Termination or Change in Control” below. Any portion of the option that is not exercised pursuant to the exercise schedule set forth in the option agreement will expire. Pursuant to this amendment, the shares that Mr. Angelopoulos obtains upon exercise of the option may not be sold more rapidly than pursuant to the following schedule: 100,000 shares in calendar year 2006, 600,000 shares in each of calendar years 2007 and 2008, 900,000 shares in calendar year 2009 and 800,000 shares in calendar year 2010.

(3)
Pursuant to an amendment to the stock option agreement governing this option dated December 19, 2006, Mr. Yahiro is required to exercise of 740,119 and 740,119 shares on or before December 31, 2007 and 2008, respectfully, subject to the termination provisions described under the section entitled “Potential Payments upon Termination or Change in Control” below. Any portion of the option that is not exercised pursuant to the exercise schedule set forth in the option agreement will expire. Pursuant to this amendment, the shares that Mr. Yahiro obtains upon exercise of the option may not be sold more rapidly than pursuant to the following schedule: 370,060 shares in calendar 2007, 518,083 shares in calendar year 2008 and 592,095 shares in calendar year 2009.

Potential Payments upon Termination or Change in Control

As described under the heading “Discussion of Summary Compensation Table” in this Item 10, we have entered into employment agreements with each of our named executive officers. The following is a summary of the terms of each such contract that provides for payment to a named executive officer in connection with his or her resignation, retirement or other termination or a change in control:

Chief Executive Officer

Our executive employment agreement with Mr. Angelopoulos provides that in the event of an involuntarily termination of his employment without “cause” or his voluntary termination of employment for “good reason,” (and if qualified a “separation from service” under Section 409A of the Internal Revenue Code), Mr. Angelopoulos will be entitled to a severance package that consists of the following:
o
salary continuation payments over a period of nine months following the date of his termination of employment, on the basis of his annual base salary in effect immediately prior to his termination of employment (or, if greater, an annual base salary of $250,000);

o	continuation of health insurance benefits for 24 months following termination; and
o
with respect to any options granted to him after the date of the agreement, the immediate vesting of shares underlying the options to the extent that he would have vested in such options if he had remained an active employee until the one-year anniversary of the date of his termination of employment.

In the event of a “change of control,” any outstanding stock options that Mr. Angelopoulos has been granted since the date of the agreement will immediately and fully vest.

In addition, pursuant to an amendment to the stock option agreement governing Mr. Angelopoulos’ option to purchase 2,960,476 shares of our common stock, in the event of an involuntarily termination of his employment without “cause” or his voluntary termination of employment for “good reason,” the portion of such option that would have been exercisable in the twelve month period following the termination shall remain exercisable to the extent permitted pursuant to the exercise schedule set forth in such amendment.

Managing Director

Our executive employment agreement with Ms. Bowman provides that the agreement is terminable upon four months notice by either party, however we can terminate without notice in the event of misconduct, poor performance or other justifiable reason. In addition, if Ms. Bowman is made redundant, as defined by applicable New Zealand law and the terms of the agreement, she would be entitled to four months base salary.

Senior Vice President of Marketing and Business Development

Our executive employment agreement with Mr. Yahiro provides that it is terminable upon four months notice by either party, however we can terminate without notice in the event of misconduct, poor performance or other justifiable reason.

In addition, pursuant to an amendment dated December 19, 2006 to the stock option agreement governing Mr. Yahiro’s option to purchase 1,480,238 shares of our common stock, in the event of an involuntarily termination of his employment without “cause,” the portion of such option that would have been exercisable in the twelve month period following the termination shall remain exercisable to the extent permitted pursuant to the exercise schedule set forth in such amendment.

The foregoing summaries do not purport to be complete and are qualified in their entirety by the filed Agreements; definitions of the terms, including “Cause,” “Good Reason,” and “Change of Control” are set forth in the Filed Agreements.

Compensation of Directors

The following table sets forth information concerning the compensation earned by our directors for the year ended 2007:

Director Compensation
Name (1)	Fees Earned or Paid Cash ($)	Option Awards ($) (4)	Other Compensation ($)	Total ($)
David Hancock	$100,000		$5,300 (7)	$105,300
Mark Kalow (2)	$69,078	$659,940 (6)		$729,018
John Floisand (3)	$17,482	$16,635		$34,117
Tom Marcus (3)	$21,500	$16,635		$38,135

(1)
See the Summary Compensation Table for disclosure related to Fred Angelopoulos, who is also our Chief Executive Officer. Mr. Angelopoulos is our only employee director and does not receive any additional compensation for his services as a member of our Board of Directors.

(2)	Mr. Kalow has been a Director since March 31, 2006.

(3)	Messrs. Floisand and Marcus were appointed to our Board of Directors in September 2006.

(4)
Represents the dollar value of amount expensed by us during the year ended 2007 for financial statement reporting purposes pursuant to SFAS No. 123R. This Statement requires us to estimate the overall value of the options as of the date of grant based on the Black Scholes method of valuation and then expense that value over the service period over which time the options vest. The assumptions used in the calculation of the amounts in this table are included in Note 8 of the Notes to our consolidated financial statements included under Part II, Item 7 under the title “Financial Statements.”

(5)	For each director included in the above table, below is a summary of the aggregate number of option awards outstanding at January 31, 2007:

Name	Option Awards Outstanding (#)
David Hancock	1,011,380
Mark Kalow	400,000
John Floisand	100,000
Tom Marcus	100,000

(6)
Of this amount, (i) $253,989 is attributable to an option to purchase 232,932 shares of our common stock initially granted to Mr. Kalow March 31, 2006, which was fully vested and expired during the year ended 2007; (ii) $38,792 attributable to an option to purchase 167,067 shares of our common stock granted on August 4, 2006, and (iii) $367,158 attributable to an option to purchase 232,932 shares of our common stock granted on January 4, 2007..

(7)	Represents medical allowance insurance payments.

Discussion of Director Compensation Table

David Hancock

During year ended 2007, Mr. Hancock, our Chairman of the Board was compensated under an agreement dated May 30, 2006, providing for the payment at an annual rate of $100,000, and a medical insurance allowance of $450 per month, in exchange for Mr. Hancock’s services as our Chairman of the Board of Directors, including oversight of the Board of Directors and our executive officers. The agreement also included a variety of other terms, including confidentiality and non-competition provisions, and had a term ending January 31, 2007.

Although Mr. Hancock has not received any stock options as compensation for services as a director, he does have an option to purchase 1,011,380 shares of our common stock which he was initially granted when he was Chief Executive Officer of DVIL, one of our predecessor companies. This grant continued to vest in respect of his service as a director and fully vested on March 31, 2006. In December 2006, we amended the stock option agreement to provide that Mr. Hancock is required to exercise 30,341, 445,007 and 536,031 shares underlying the option on or before December 31, 2006, 2007 and 2008, respectfully. Any portion of the option that is not exercised pursuant to the exercise schedule set forth in the option agreement will expire. Pursuant to this amendment, the shares that Mr. Hancock obtains upon exercise of the option may not be sold more rapidly than pursuant to the following schedule: 30,341 shares in calendar 2006, 202,276 shares in each of calendar years 2007 and 2008, 303,414 shares in calendar year 2009 and 273,072 shares in calendar year 2010. In the event of Mr. Hancock’s failure to be reappointed for election or re-elected to the Board of Directors, the portion of the option that would have been exercisable in the twelve month period following the cessation of service shall remain exercisable to the extent permitted pursuant to the exercise schedule set forth in the amendment.

Mark Kalow

During year ended 2007, Mr. Kalow earned a directors’ fee at an annual rate of $20,000 and a fee as Chairman of the Audit Committee at an annual rate of $10,000. Mr. Kalow was also paid $1,000 for each meeting of the Board of Directors he attended in person, and $500 for each meeting he attended by telephone. Mr. Kalow was also granted an option to purchase 232,932 shares of our common stock at an exercise price of $0.44. This option was fully vested in connection with the merger and on December 31, 2006 this option expired by its terms. On January 4, 2007, we issued Mr. Kalow an option to purchase 232,932 shares of our common stock at an exercise price of $0.44 per share. This grant was issued below the market price on that day in order to align with the exercise price of his prior grant and was fully vested at the time of issuance. Pursuant to the terms of the option agreement, Mr. Kalow is required to exercise one-half of the options shares on or before December 31, 2007, and one-half of the option shares on or before December 31, 2008. Any portion of the option that is not exercised pursuant to the exercise schedule set forth in the option agreement will expire. Pursuant to this amendment, the shares that Mr. Kalow obtains upon exercise of the option may not be sold more rapidly than pursuant to a schedule.

In the year ended 2007, Mr. Kalow was also granted an additional option to purchase an aggregate of 167,067 shares of our common stock, to be issued in five grant tranches as follows: 33,400 shares on August 4, 2006; 33,400 shares on September 5, 2006; 33,400 shares on October 5, 2006; 33,400 shares on November 6, 2006; and 33,467 shares on December 5, 2006. The shares granted on each date subject to the option, will have an exercise price equal to the closing price of our common stock on such date as reported by the OTC Bulletin Board. Vested shares subject to the option may be exercised within seven years and will be subject to the terms of the stock option plan and stock agreement. All of the shares subject to the option will vest over three years, with 1/6 of the shares on December 30, 2006, and 1/12 of the underlying shares at quarterly intervals thereafter.

John Floisand and Thomas Marcus

During year ended 2007, Messrs. Floisand and Marcus earned compensation for their services as directors pursuant to the terms of letter dated September 2006, providing for the payment at an annual rate of $20,000. In addition, they were each paid $1,000 for each meeting attended in person, and $500 for each meeting attended by telephone. In addition, Mr. Marcus was paid an annual fee of $5,000 for serving as Chairman of the Compensation Committee.

In the year ended 2007, each of Messrs. Floisand and Marcus were granted options (each referred to as an “Initial Option”) to purchase 100,000 shares of our common stock. The Initial Option will be issued in five equal grant tranches of 20,000 shares on the following dates: September 7, October 5, November 6, December 5, 2007 and January 5, 2008. The shares subject to the Initial Option granted on each date will have an exercise price equal to the closing price of our common stock on such date as reported by the OTC Bulletin Board. Vested shares subject to the Initial Option may be exercised within seven years from the effective date of the director’s appointment and will be subject to the terms and conditions of the stock option plan and any associated stock option agreement. The shares subject to the Initial Option vest over three years, with 1/6 of the shares subject to the Initial Option vesting six months from the date of the appointment, and 1/12 of the shares subject to the Initial Option vesting each quarter thereafter.

In addition, the Board agreed to grant Messrs. Floisand and Marcus each an addition option to purchase 100,000 shares of our common stock, subject to the approval of an increase in the number of shares available under our stock option plan, as follows: the grant date will be the date on which our stockholders approve of the increase in shares, the exercise price will be equal to the closing price of our stock on such date as reported by the OTCBB, and vesting will occur over three years, with 1/6 vesting of the underlying shares vested 12 months from the respective start dates, and 1/12 of the underlying shares vesting at quarterly intervals thereafter.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of our outstanding common stock as of April 30, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security holders and stockholders listed below possess sole voting and investment power with respect to their shares. Except as otherwise indicated, the address of the security holders and stockholders listed below is 255 Shoreline Drive, Suite 610, Redwood City, California 94065.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#) (1)	Percentage of Common Stock Beneficially Owned (%)(1)
Fred Angelopoulos (2)	2,860,476	4.1%
David Hancock (3)	2,022,760	3.0%
Kristin Bowman (2) 24 Morrin Road Panmure, Auckland New Zealand	1,989,892	2.9%
Mark Yahiro(2)	1,480,238	2.2%
John Floisand(4)	100,000	*
Mark Kalow (5)	400,000	*
Tom Marcus(6)	100,000	*

K One W One Limited (7) c/o BDO Spicers, 120 Albert Street Auckland, New Zealand	36,664,355	55.1%

Vision Opportunity Master Fund, Ltd. (8) 317 Madison Avenue, Suite 1220 New York, NY 10017	9,264,583	13.2%

Lagunitas Partners LP (9) C/O Gruber & McBaine Capital Mgmt 50 Osgood Place, Penthouse San Francisco, CA 94133	3,607,080	5.3%

All current executive officers and directors as a group (10)	9,753,366	11.7%
 * Less than 1%.

(1)
The number and percentage of shares beneficially owned is based on 66,587,584 shares of common stock outstanding as of April 30, 2007 and is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon currently exercisable options and options that will become exercisable within 60 days of April 30, 2007 are deemed outstanding for the purpose of computing the percentage ownership of that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	All shares indicated are issuable upon the exercise of currently exercisable stock options

(3)	Includes (a)1,011,380 shares that are issued and outstanding (b)and 1,011,380 shares issuable upon the exercise of currently exercisable stock options.

(4)	Includes 15,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 30, 2007.

(5)	Includes 266,344 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 30, 2007.

(6)	Includes 15,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 30, 2007

(7)	Includes 35,780,006 shares that are issued and outstanding and warrants to purchase 884,349 shares. .

(8)	Includes 5,657,498 shares that are issued and outstanding and warrants to purchase 3,607,085 shares.

(9)	Includes 2,164,248 shares that are issued and outstanding and warrants to purchase 1,442,832 shares.

(10)	Includes 1,011,380 shares that are issued and outstanding and 7,638,330 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 30, 2007.

Item 12- Certain Relationships and Related Transactions

On May 30, 2006, we entered into a Letter of Offer Agreement with Mr. Hancock setting forth certain terms of his provision of services to the Company as Chairman. The Agreement expires by its terms on January 31, 2007, and calls for an annual payment of $100,000 payable in monthly installments, together with a medical insurance allowance of $450 per month. Under the Agreement, Mr. Hancock is required to perform a number of services relating to the management of the Company, including oversight of the Board of Directors and the executive officers of the Company. The Agreement includes standard confidentiality and non-competition provisions.

Prior to entering into the Letter of Offer Agreement, we had an informal agreement with Mr. Hancock whereby Mr. Hancock was paid a monthly fee based upon an annual rate of $100,000 for his service as a director (and for January to May 2006, as Chairman), and an additional $425 per month for medical insurance.  Under the agreement, Mr. Hancock provided us with business development, management and executive strategy consulting services.

On April 5, 2007, the Board of Directors agreed to grant David Hancock, a director and Chairman of the Board of Directors of the Company, an option to acquire 100,000 shares of the Company's common stock under the Plan. The grant date of the option will be the date on which our stockholders approve an increase in the number of shares of common stock issuable under the Plan, and the exercise price of the grant will be equal to the closing price of the our common stock on such date as reported by the OTC Bulletin Board. The option, which will be subject to the terms and conditions of the Plan and a stock option agreement, will vest with respect to 1/6 of the underlying shares on October 5, 2007 and with respect to 1/12 of the underlying shares on a quarterly basis thereafter, on each such vesting date subject to Mr. Hancock's continued service. The term of the option will be seven years, provided, however, that (a) upon Mr. Hancock's resignation as a director, the option will expire 90 days after the effective date of such resignation, and (b) upon Mr. Hancock's involuntary termination as a director, the option will expire 1 year after the effective date of such termination.

On April 5, 2007, we agreed with Mr. Floisand and Mr. Marcus to terminate the offer letters we entered into with them in September 2006.  The Board of Directors also approved the grant to each  them of an additional option to acquire 100,000 shares of the Company's common stock as contemplated by each such director's original offer letter and, except as otherwise described herein, on the terms and conditions described in such offer letter and related Board of Directors actions. The grant date for these options shall be the date on which our stockholders approve an increase in the number of shares of common stock issuable under our 2006 Stock Incentive Plan , and the exercise price of the grants will be equal to the closing price of our common stock on such date as reported by the OTC Bulletin Board.

During the year ended 2007, Robert O’Callahan served as our Chief Financial Officer from June 30, 2006 until January 8, 2007.  Mr. O’Callahan was compensated under the terms of an executive employment agreement, providing for an annual salary of $150,000, participation in the executive bonus plan, compensation for termination without cause or an adjustment of responsibilities, and various other terms regarding employment, including confidentiality and indemnification provisions.  Mr. Callahan was also granted options to purchase an aggregate of 500,000 shares of our common stock.  On January 8, 2007, Mr. O’Callahan resigned his position as our Chief Financial Officer, and adjusted his responsibilities within the financial department.   Subsequently, Mr. O’Callahan’s employment agreement was amended on February 2, 2007, providing for, among other things, our accommodation of his request to take a leave of absence and our payment of outstanding amounts owed to Mr. O’Callahan.

Item 13- Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

		Incorporated by Reference			Filed
#	Exhibit Description	Form	Date	Ref	Herewith

2.1	Merger Agreement with Diamond One, Inc and PureDepth, Inc.	8-K	3/20/06	1.01
2.2	Acquisition Complete	8-K	4/6/06	2.01
2.3	Disposal of Numismatic Capital Group, LLC	8-K	5/24/06	2.01
2.4	Conversion of Preferred Series A to Common Stock	8-K	5/24/06	3.02
2.5	Acquisition Complete with PDI California	8-K	6/16/06	2.01

3.1	Amendments to Articles of Incorporation: Change in Fiscal Year	8-K	4/5/06	5.03
3.2	Amendment to the Articles of Incorporation: Name Change & Authorized Shares	8-K	5/24/06	5.03
3.3	Amendment to Articles of Incorporation: Merger with Diamond One	8-K	6/5/06	5.03

10.1	Change in Registrant’s Certifying Accountant	8-K	4/14/06	4.01
10.2	Agreement: Plan of Merger with PDI Delaware	8-K	5/24/06	1.01
10.3	Executive Employment Agreement: Fred Angelopoulos	8-K	6/19/06	5.02
10.4	Series D-Warrants to Purchase Common Stock	8-K	7/7/06	3.02
10.5	Executive Employment Agreement: Robert O’Callahan	8-K	7/7/06	5.02
10.6	Series D-Warrant to Purchase Common Stock	8-K	8/3/06	3.02
10.7	Notice of Stock Option Award	8-K	8/4/06	1.01
10.8	Appointment of Directors	8-K	9/12/06	1.01
10.9	Notice of Stock Option Award	8-K	9/12/06	1.01
10.10	Modification of Compensation Agreement - Director Thomas Marcus	8-K	10/27/06	1.01
10.11	Executive Employment Agreement - Robert O’Callahan	8-K	11/7/06	5.02
10.12	Executive Employment Agreement - Fred Angelopoulos	8-K	11/16/06	5.02
10.13	Employment Agreement - Jon McCaman	8-K	1/17/07
10.14	Appointment of Secretary and Treasurer	8-K	1/19/07	5.02
10.15	Board of Directors Compensation Agreement	8-K	4/11/07	1.01
10.16	Changes in Registrant’s Certifying Accountant	8-K	4/25/07	4.01
10.17	Forum of Directors and Officers: Indemnity Agreement				X
10.18	Amendment of Stock Option Agreement - David Hancock				X
10.19	Amendment of Stock Option Agreement - Fred Angelopoulos				X
10.20	Amendment of Stock Option Agreement - Mark Yahiro				X

20.1	Trading Symbol Changed	8-K	5/24/06	8.01

21.1	Subsidiaries of the Small Business Issuer				X

23.1	Consent of Mark Bailey & Co. LTD, Independent Registered Public Accounting Firm				X
23.2	Consent of Change in Registrant’s Certifying Accountant	8-K	4/14/06	9.01

24.1	Power of Attorney				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Item 14- Principal Accountant Fees and Services

The information below sets forth certain information with respect to fees billed to us by our principal accountants for the year ended 2007 and ten-month period ended 2006. For additional information regarding Comiskey & Company and Mark Bailey and Company see Item 8 under part II of this report.

(1) Audit Fees

Comiskey & Company, our previous accountant during year ended 2007 and period ended 2006, billed us audit fees in the aggregate amounts of $29,430 and $7,500, respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements

Mark Bailey & Company, LTD, our principal accountant during year ended 2007 and period ended 2006, billed us audit fees in the aggregate amounts of $175,414 and $207,729, respectively. These fees relate to the audit of our annual financial statements and the reviews of our financial statements included in our quarterly reports on Forms 10-QSB.

(2) Audit-Related Fees

The Company incurred aggregate fees and expenses of approximately $36,000 from Mark Bailey & Company, LTD during year ended January 31, 2007, related to the filing of SEC Form SB-2 and Form SB-2A and other SEC matters.

(3) Tax Fees

The Company incurred aggregate fees and expenses of $1,500 during period ended 2006, from Comiskey & Company, for professional services related to tax preparation.

The Company incurred aggregate fees and expenses of $5,750 during year ended 2007, from Mark Bailey & Company, LTD, for professional services related to tax preparation.

(4) All Other Fees

None

(5) Audit Committee Policy

The Audit Committee has adopted a policy that it must pre-approve all fees for all audit and non-audit services provided by our principal accountant. Management and the principal accountants are required to periodically report to the Audit Committee regarding the extent and type of services provided in accordance with this pre-approval. The Audit Committee pre-approved 100% of the audit, audit-related, tax and all other fees billed to us by our principal accountants for the year ended 2007 and the ten-month period ended 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: May 31, 2007	By:	/s/ Fred Angelopoulos
Fred Angelopoulos Chief Executive Officer

By:	/s/ Jonathan McCaman
Jonathan McCaman Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Fred Angelopoulos and Jonathan McCaman and each of them acting individually, as his or her attorney-in-fact and agents, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Registration Statement, and to sign any registration statement for the same offering covered by this Registration Statement that is to be effective upon filing pursuant to Rule 462(b) promulgated under the Securities Act, and all post-effective amendments thereto, to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done with respect to the offering of securities contemplated by this Registration Statement, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated.

Signature	Title	Date
/s/ Fred Angelopoulos
Fred Angelopoulos	Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2007

/s/ Jonathan McCaman
Jonathan McCaman	Chief Financial Officer (Principal Accounting and Financial Officer), Treasurer and Secretary	May 31, 2007

/s/ Kristin Bowman
Kristin Bowman	Managing Director (New Zealand)	May 31, 2007

/s/ Mark Yahiro
Mark Yahiro	Senior Vice President, Marketing and Business Development	May 31, 2007

/s/ David Hancock
David Hancock	Director	May 31, 2007

/s/ Mark Kalow
Mark Kalow	Director	May 31, 2007

/s/ John Floisand
John Floisand	Director	May 31, 2007

/s/ Tom Marcus
Tom Marcus	Director	May 31, 2007