Form 10KSB/A
period 2007-01-31
PUREDEPTH, INC.
filed 2007-06-01
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes [  ]  No [X]

The undersigned Issuer hereby amends its Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 to include the following exhibit which was inadvertently omitted:

Item 13.	Exhibits

Exhibit Number	Exhibit

23.1	Consent of Mark Bailey & Co. LTD, Independent Registered Public Accounting Firm

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the Issuer caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: June 1, 2007	By:	/s/ Fred Angelopoulos
Fred Angelopoulos Chief Executive Officer

By:	/s/ Jonathan McCaman
Jonathan McCaman Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Fred Angelopoulos and Jonathan McCaman, and each of them acting individually, as his or her attorney-in-fact and agents, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Fred Angelopoulos
Fred Angelopoulos	Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2007

/s/ Jonathan McCaman
Jonathan McCaman	Chief Financial Officer (Principal Accounting and Financial Officer), Treasurer and Secretary	June 1, 2007

/s/ David Hancock
David Hancock	Director	June 1, 2007

/s/ Mark Kalow
Mark Kalow	Director	June 1, 2007

/s/ John Floisand
John Floisand	Director	June 1, 2007

/s/ Tom Marcus
Tom Marcus	Director	June 1, 2007

4