Form 10QSB
period 2007-04-30
PUREDEPTH, INC.
filed 2007-06-14
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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

As of May 31, 2007 there were 66,687,584 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

April 30, 2007
Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$5,776,652
Restricted cash	76,366
Marketable securities	1,000,196
Accounts receivable, net	23,955
Other current assets	211,238
Total current assets	7,088,407

Property & Equipment (net)	327,138

Other Assets
Intellectual property (net)	2,573,620

Total Assets	$9,989,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$355,823
Accrued expenses	394,330
Accrued payroll and related expenses	130,227
Accrued interest	23,115
Deferred revenue - current portion	750,000
Notes payable - current portion	119,527
Total current liabilities	1,773,022

Long Term Liabilities
Deferred revenue	2,596,154
Note payable	435,197

Total Liabilities	4,804,373

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no outstanding shares
Common stock, $0.001 par value 190,000,000 shares authorized, 66,587,584 shares issued and outstanding	66,587
Additional paid-in-capital	32,886,575
Accumulated deficit	(27,057,469)
Accumulated other comprehensive income (loss)	(710,901)
Total stockholders' equity	5,184,792

Total Liabilities and Stockholders' Equity	$9,989,165

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three-Months Ended
	April 30, 2007 Unaudited	April 30, 2006 Unaudited
Revenue
Licensing	$187,500	$
Product sales	44,098
Total revenue	231,598

Cost of licensing	76,371
Cost of product sales	38,323
Total cost of revenue	114,694
Gross margin	116,904

Operating Expenses
Depreciation and amortization	17,621		72,030
Research and development	516,230		1,078,903
Sales and marketing	375,235		853,237
Professional fees	271,188		317,939
General and administrative	979,649		1,509,221
Total operating expenses	2,159,923		3,831,330

Loss from operations	(2,043,019)		(3,831,330)

Other Income (Expense)
Interest income	92,809		44,772
Interest expense	(12,945)		(25,148)
Foreign exchange gain/(loss)	(15,029)		24,760
Grant receipts			1,850
Other income (expense)	(59)		89,899
Total other income	64,776		136,133

Loss before income taxes	(1,978,243)		(3,695,197)

Income tax provision

Loss from continuing operations	(1,978,243)		(3,695,197)
Discontinued operations, net of income taxes			17,647
Net loss	$(1,978,243)		$(3,677,550)

Net loss per share, basic and diluted	$(0.03)		$(0.08)
Weighted average shares outstanding	66,296,747		46,194,409

Comprehensive Loss
Net loss, per statement of operations	$(1,978,243)		$(3,677,550)
Foreign exchange gain			33,132
Comprehensive net loss	$(1,978,243)		$(3,644,418)

Basic and Diluted Earnings (Loss) per Share
Net loss from continuing operations	$(0.03)	$(0.08)
Income from discontinued operations, net of income tax
Comprehensive net (loss)	$(0.03)	$(0.08)
Weighted average shares outstanding	66,296,747	46,194,409

The accompanying footnotes are an integral part of these unaudited financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three-Months Ended
	April 30, 2007 Unaudited	April 30, 2006 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,978,243)	$(3,677,550)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	93,993	72,030
Stock-based compensation expense	196,783	2,539,644
Foreign exchange (gain) / loss		(24,760)
Unearned interest discount		3,579
Changes in operating assets and liabilities:
Accounts receivable	(14,746)	46,436
Marketable securities	(31,265)
Restricted cash	(15,544)
Prepaid expenses	(65,618)	(43,894)
Other assets	6,571
Accounts payable	124,185	204,328
Deferred revenue	(187,500)
Accrued expenses	256,238	(36,066)
Accrued interest	13,869	5,441
Net cash used in operating activities	(1,601,277)	(910,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(999,631)
Proceeds from sales of securities	3,000,000
Purchases of fixed assets	(29,636)	(159,081)
Expenditures for intellectual property	(114,584)	(67,429)
Net cash used in investing activities	1,856,149	(226,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	241,902	4,227,472
Principal payments on related party notes		(23,136)
Stock subscriptions		50,000
Net cash provided by financing activities	241,902	4,254,336

Effect of exchange rate on cash		27,193

Net increase in cash and cash equivalents	496,774	3,144,207
Cash and cash equivalents at beginning of period	5,279,878	857,998
Cash and cash equivalents at end of period	$5,776,652	$4,002,205

The accompanying footnotes are an integral part of these unaudited financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three-Months Ended
	April 30, 2007 Unaudited		April 30, 2006 Unaudited
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash and cash equivalents		$5,776,652		$4,002,205
Restricted cash		76,366
Cash, cash equivalents and restricted cash at end of period		$5,853,018		$4,002,205

Cash paid for income taxes		$800	$
Cash paid for interest	$			$1,169

NON CASH DISCLOSURES:
Warrants issued for stock issuance costs	$			$1,840,779
Notes and accrued interest converted to stock	$			$774,330

The accompanying footnotes are an integral part of these unaudited financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended January 31, 2007 and ten-months ended January 31, 2006. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

The accompanying condensed financial statements for the interim period should be read in conjunction with the audited financial statements for the year ended January 31, 2007 included in the Company's Annual Report on Form 10KSB filed with the Commission on May 31, 2007.  Those statements contain a summary of significant accounting policies.

Recently issued Accounting Pronouncements

On February 1, 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact to the Company’s consolidated financial position, results of operations or cash flows for the three months ended April 30, 2007.

Note 2 -Description of Business

PureDepth, Inc., (PDI) along with its wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL), and predecessor parent entity, Deep Video Imaging Limited (DVIL), (collectively, the Company) develops, markets, licenses, and supports multi-layer display technology. The Company also sells prototype MLD-enabled display devices that it manufactures.

The Company’s technology has application in industries and markets where flat panel monitors and displays are utilized and its goal is to have MLD technology become a standard technology for incorporation into these LCD-based products, which include location-based entertainment devices, computer monitors, flat panel televisions, mobile devices and other mass market display devices.

Pursuant to an Agreement and Plan of Merger and Reorganization discussed in Note 3, PureDepth, Inc. survived as the newly formed and named parent entity of PDI and PDIL and the name of the predecessor entity, Diamond One, Inc. is no longer used.

The consolidated financial statements include all of the accounts of PureDepth, Inc., a US corporation based in California, and its wholly-owned subsidiaries, based in Auckland, New Zealand.

Note 3 - Merger

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

Note 4 - Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash, cash equivalents, restricted cash and marketable securities at April 30, 2007 consisted of the following:

April 30, 2007
Cash and cash equivalents:
Cash	$794,301
Money market funds	488,572
Taxable bonds (maturities 90 days or less)	4,493,779
Total cash and cash equivalents	5,776,652
Restricted cash:
Certificate of deposits	76,366
Marketable securities:
Taxable bonds (maturities greater than 90 days)	1,000,196

Total cash, cash equivalents, restricted cash and marketable securities	$6,853,214

Note 5 - Intellectual Property

Intellectual property consists of the following:

April 30, 2007
Patent registration costs	$2,177,464
Software development costs	70,456
Acquired patent rights	2,299,509
Less: accumulated amortization	(1,973,809)
$2,573,620

Amortization for quarter ended April 30, 2007 was $76,371. Amortization expense for the next five years and thereafter is summarized in the following table:

Year ended January 31,
2008	$229,113
2009	305,484
2010	305,484
2011	305,484
2012	141,642
Thereafter	1,286,413

Note 6 - Stockholders' Equity

On April 5, 2007, the Board of Directors approved an increase in the number of shares of common stock available under the 2006 Stock Incentive Plan (Plan) by the amount of 8.5 million shares, subject to shareholder approval.

On April 5, 2007, the Board of Directors authorized the issuance of options to purchase 875,000 shares of common stock to employees and directors upon the availability of shares in the option plan, to be granted at the closing price the day the increase in the number of shares of common stock available under the Plan is approved by the shareholders.

Stock transactions

On March 26, 2007, the Company issued 205,202 shares of common stock pursuant to the exercise of B-warrants on March 1, 2007 at an exercise price of $0.87 per share for cash totaling $178,902. The Company subsequently cancelled the 205,202 B-warrants pursuant to the transaction.

On March 1, 2007 the remaining unexercised B-warrants to purchase 1,908,990 shares of common stock expired and the Company cancelled the respective warrants.

On April 16, 2007, the Company granted to an employee a warrant to purchase 300,000 shares of common stock at an exercise price of $1.35, pursuant to our 2006 Stock Incentive Plan.

On April 25, 2007, 150,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $42,000.

On April 30, 2007, 75,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $21,000.

Stock warrants

The following table summarizes common stock warrant activity for the quarter ended April 30, 2007:

	Warrants	Weighted Avg. Exercise Price
Outstanding at beginning of period	19,404,660	$1.12
Exercised	(205,202)	$0.87
Expired	(1,908,990)	$0.87
Outstanding at April 30, 2007	17,290,468	$1.15
Exercisable at April 30, 2007	17,290,468	$1.15

No warrants were issued in the quarter ended April 30, 2007. Included in the total outstanding warrants at April 30, 2007 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

Stock option plan

A summary of option activity under the Plan as of April 30, 2007 is presented below:

Option Shares	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of period	12,815,411	$0.68
Granted	300,000	$1.35
Exercised	(225,000)	$0.28
Outstanding at April 30, 2007	12,890,411	$0.70
Exercisable at April 30, 2007	10,984,277	$0.37

At April 30, 2007, the Company had reserved a total of 13,741,260 shares of common stock for issuance under the Plan. Options available for grant were 36,679 at April 30, 2007.

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2007:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.28 - $0.44	10,668,344	4.3	$0.29	$12,764,744	10,668,344	$0.29	$12,764,744
$1.35 - $2.07	473,400	6.7	1.69	39,000	43,350	2.07
$2.20 - $2.95	713,400	6.9	2.46		50,016	2.93
$3.03 - $3.50	1,035,267	6.7	3.38		222,567	3.38
Total	12,890,411	4.7	$0.70	$12,803,744	10,984,277	$0.36	$12,764,744
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $1.48 as of April 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total of in-the-money stock options exercisable as of April 30, 2007 was 10,668,344.

The stock-based compensation cost for the quarter ended April 30, 2007 was $196,783. Total unrecorded stock-based compensation cost at April 30, 2007 associated with employee and director stock options was approximately $2.1 million and is expected to be recognized over a weighted-average period of 2 years.

Note 7 - Major Customer

One customer accounted for 100% of the Company’s licensing revenues in the quarter ended April 30, 2007. The same customer accounted for the entire ending balance of deferred revenue at April 30, 2007 which is derived from a licensing agreement that required a $3.75 million advance, non-refundable payment. The balance of the advance on licensing revenues represents the deferred revenue and will continue to be earned over the remaining term of the agreement or based on units shipped, whichever is greater.

Note 8 - Income Taxes

The Company has no unrecognized tax benefits as of February 1, 2007; consequently, the application of FIN 48 had no impact on retained earnings.

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the three months ended April 30, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At April 30, 2007 no interest or penalties related to unrecognized tax benefits had been recorded. There was no change to the Company’s unrecognized tax benefits for the three months ended April 30, 2007.

The Company is subject to taxation in the U.S. and California. The Company's subsidiaries are subject to taxation in New Zealand. All the Company’s tax years in the U.S. will be open to examination by the federal and California tax authorities because the statute of limitations are open and due to the Company’s overall net operating loss carryforward position. The Company's subsidiaries are subject to examination by foreign tax authorities for all tax years.

Note 9 - Going Concern

The report of our independent auditors on the Company’s financial statements for the fiscal year ended January 31, 2007 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan to address these issues that allows the Company to continue as a going concern through at least the end of the fiscal year ending January 31, 2008. Based upon our cash position at April 30, 2007 and our current expectations regarding revenues and operating costs, we believe we can meet the cash requirements of our current plan for the fiscal year ending January 31, 2008 without raising additional funds.

This plan anticipates that cash and cash equivalents at April 30, 2007 in the amount of $5,776,652 and cash to be provided by the maturity of marketable securities in the amount of $1,000,196 held at April 30, 2007, will be sufficient to fund the cash expected to be used in operations and for other obligations for the fiscal year ending 2008. The Company expects revenues from existing and new licensing arrangements as a result of continued sales and marketing activities in the fiscal year ending 2008, and it also anticipates cost increases to fund continued development of its technology and to support operations and administrative activities resulting in a net loss for the year. Should there be a shortfall in our expected cash flow from operations, we have contingency plans to delay hiring and reduce spending as necessary to satisfy our cash needs for the fiscal year ending 2008. While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur.

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

Note 10 - Subsequent Events

On May 16, 2007, the Board of Directors appointed Mr. Thomas Marcus Chairman of the Board of Directors.

On May 16, 2007, the Board of Directors authorized the issuance of options to purchase 800,000 shares of common stock to employees and directors upon the availability of shares in the option plan, to be granted at the closing price the day such shares are approved by the shareholders.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of PureDepth, Inc. on Form 10-QSB contains certain “forward-looking statements” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-QSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and amendments to such reports. Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Quarterly Report.

Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included under Item 1 of this Part I entitled “Financial Statements” and the above section entitled “Cautionary Notice Regarding Forward-Looking Statements”.

Overview

We are a technology and licensing company focused on the visual display experience. Our business is the development, marketing, licensing and support of our proprietary Multi-Layer Display (MLDTM) technology and related products and services. Unlike other display-based technologies, our MLD technology was created and designed based on how humans visualize the world. Depth is a key component of everyday visualization and interaction, yet in the world today most of our information is displayed on technology that can, at best, only provide the visual perception of depth. Unlike standard two-dimensional display technologies that utilize only a single-layer liquid crystal display (LCD), our MLD technology utilizes two or more LCD panels that are stacked and separated by actual depth. We believe that when our MLD technology is incorporated into display products, this actual depth provides for distinct new ways in which to view, monitor and interact with visual information.

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

Plan of Operations

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

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in both Redwood City, CA and Auckland, New Zealand. Other than our research and development expenses no significant capital equipment purchases are expected during the fiscal year ending 2008.

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

To continue to grow the business, we expect to increase the number of employees worldwide from 37 to approximately 57 during the fiscal year ending 2008. Plans currently provide for approximately half of the new employees to be located in Auckland, New Zealand and Asia, and the other half in Redwood City, California. As a result, we expect we will relocate our US headquarters offices in Redwood City to a larger facility during the fiscal year ending 2008.

Based upon our cash position at the quarter ended April 30, 2007 and our current expectations, we believe we can meet the cash requirements of our current plan for the fiscal year ending 2008 without raising additional funds. We may consider undertaking further capital raising within such period, possibly in the form of either convertible debt or equity securities or a credit facility. The sale of additional equity or debt securities would likely result in additional dilution to our stockholders. Should there be a shortfall in our expected cash flow from operations, we have contingency plans to delay hiring and reduce spending as necessary to satisfy our cash needs for the fiscal year ending 2008.

Results of Operations

For the quarters ended April 30, 2007 and 2006, we reported net losses of $2.0 million and $3.7 million, respectively. The decrease of $1.7 million from the corresponding period in the prior year is primarily due to a decrease in stock-based compensation of $2.3 million offset by a net increase in operating expenses of $0.6 million, a decrease in other income of $0.1 million and a net increase in our gross margin of $0.1 million.

Licensing Revenue

Revenue from technology licensing was $0.2 million for the quarter ended April 30, 2007 and none in the corresponding quarter ended April 30, 2006. We are a party to a patent and technology license and technology transfer agreement with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended 2007, of which $0.2 million was recognized as licensing revenue during quarter ended April 30, 2007. This represents 100% of our licensing revenue for the quarter. The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement or based on units shipped, whichever is greater.

The costs associated with licensing revenues are primarily related to amortization of intellectual properties for the respective period. In the corresponding quarter of the prior year, because we were a development stage enterprise, the amortization of intellectual properties was reported under operating expenses. Amortization is not expected to grow proportionately with revenues as our costs related to intellectual properties (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, up to 20 years, which will result in higher gross profit as revenues increase.

Product Sales Revenue

We reported product sales revenue of $0.04 million in the quarter ended April 30, 2007 and none in the corresponding quarter ended April 30, 2006. Product sales represent sales of prototype MLD-enabled display devices to several existing and potential customers. We design and manufacture these prototypes specifically for sale to our partners, who use them to develop, test and promote MLD applications in their products. We believe that product sales of our prototype MLD-enabled display devices will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the remainder of the year.

The cost of product sales in quarter ended April 30, 2007 was $0.04 million and represents material, overhead and labor costs of assembling the prototypes at our research and development facility. We have minimal margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual assembly. As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource the assembly of many prototypes with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the future related to increases in quantities.

Operating Expenses

Total operating expenses decreased $1.6 million from $3.8 million reported in quarter ended April 30, 2006 and to $2.2 million reported in quarter ended April 30, 2007. The decrease of $1.6 million from the corresponding period in the prior year is primarily due to a decrease in stock-based compensation of $2.3 million offset by net increases in other operating expenses of $0.7 million.

Stock-based compensation costs relate to the granting of options to employees and directors. Stock-based compensation totaled $0.2 million and $2.5 million for the quarters ended April 30, 2007 and 2006, respectively. The decrease is attributable to recognizing an additional $2.3 million in stock-based compensation in the quarter ended April 30, 2006 related to acceleration and anti-dilution provisions that resulted in option grants becoming fully vested and exercisable for additional shares of common stock. After adjusting for the acceleration and anti-dilution provisions, the stock-based compensation amount from ongoing vesting options are consistent between quarters ended April 30, 2007 and 2006. We intend to continue to offer stock options as part of compensation packages to motivate and retain employees. As a result, stock-based compensation on existing and new grants will continue to be recognized.

Total depreciation and amortization expense is approximately $0.09 million for the quarter ended April 30, 2007 and is materially consistent with corresponding quarter ended April 30, 2006. A portion of amortization expense is related to the intellectual property being licensed and has been included in our cost of licensing for the quarter ended April 30, 2007. Because we did not have licensing revenue in quarter ended April 30, 2006, all amortization was included in operating expenses.

Total research and development expenses decreased $0.6 million from $1.1 million reported in quarter ended April 30, 2006 to $0.5 million reported in quarter ended April 30, 2007. The decrease of $0.6 million from the corresponding period in the prior year is primarily due to a decrease in stock-based compensation of $0.5 million as discussed above, a decrease of $0.2 million in project, consultant and materials cost savings offset by an increase in travel and staff costs of $0.1 million. We expect research and development costs to increase as new employees are added in 2008 and we continue to intensify our research and technology enhancement activities.

Total sales and marketing expenses decreased $0.5 million from $0.9 million reported in quarter ended April 30, 2006 to $0.4 million reported in quarter ended April 30, 2007. The decrease of $0.5 million from the corresponding period in the prior year is primarily due to a decrease in stock-based compensation of $0.6 million discussed above offset by an increase in travel and other staff costs of $0.1 million. We expect sales and marketing expenses to increase in absolute dollars as we hire additional staff and attempt to secure additional licensees for our technology.

Total general and administrative expenses decreased $0.5 million from $1.5 million reported in quarter ended April 30, 2006 to $1.0 million reported in quarter ended April 30, 2007. The decrease of $0.5 million from the corresponding period in the prior year is primarily due to a decrease in stock-based compensation of $1.2 million discussed above, offset by increases in staff and director’s compensation of $0.3 million and increases in legal, accounting and consultant expenses of $0.4 million related to public reporting and filing expenses. We expect these expenses to increase in absolute dollars as we expand operations and also engage in Sarbanes-Oxley compliance.

Other Income and Expense

Total other income and expense decreased $0.08 million from $0.14 million reported in quarter ended April 30, 2006 to $0.06 million reported in quarter ended April 30, 2007. The decrease is primarily due to the decrease in MLD component sales from the corresponding period in the prior year. Other income and expense primarily consist of interest income from investments, interest expense on an assignment agreement obligation accounted for as a note payable, foreign exchange gain and losses, government research grants and sales of MLD components. Although we had an increase in interest income from the corresponding quarter in the prior year, we anticipate that interest income will decline in future periods as a result of our continued funding of operations reducing cash available for investments. We do not expect significant income from grants or MLD component sales in the future.

Liquidity and Capital Resources

As of April 30, 2007, we had cash and cash equivalents of $5.8 million, which represents an increase of $0.5 million from year ended January 31, 2007. The net increase of $0.5 million results from the $2.0 million received from the maturity of marketable securities and $0.2 million from the exercise of stock options and warrants, offset by the use of $1.6 million cash in operating activities for the quarter ended April 30, 2007 and $0.1 million for fixed asset and intellectual property purchases.

In addition to the $5.8 million in cash and cash equivalents, we also have $1.0 million in marketable securities (taxable bonds) which we intend to hold through maturity and $0.08 million in restricted cash at April 30, 2007.

We have issued options to employees and directors pursuant to our stock option plans. As of April 30, 2007 we had 12,890,411 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.70. We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

We have no unrecognized tax benefits as of February 1, 2007; consequently, the application of FIN 48 had no impact on retained earnings.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the three months ended April 30, 2007. In accordance with FIN 48, we recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At April 30, 2007 no interest or penalties related to unrecognized tax benefits had been recorded. There was no change to our unrecognized tax benefits for the three months ended April 30, 2007.

We are subject to taxation in the U.S. and California. Our subsidiaries are subject to taxation in New Zealand. All of our tax years in the U.S. will be open to examination by the federal and California tax authorities because the statute of limitations are open and due to our overall net operating loss carryforward position. Our subsidiaries are subject to examination by foreign tax authorities for all tax years.

Qualitative and Quantitative Disclosure About Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short term investments in money market funds, certificates of deposit and US government agency securities. Since our results of operations are not dependent on investment performance, we believe that such risks would not have a significant impact on our results from operations. As of April 30, 2007, our investments were in money market funds, certificates of deposit and US government agency securities.

Transactions with our New Zealand research facility and with suppliers and manufacturers in Asia are denominated in local currencies and thus, we are subject to foreign currency exchange fluctuations associated with re-measurement to US dollars. Such fluctuations have not been significant historically. We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP. The preparation of these financial statements in accordance with US GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-QSB. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates. See also the section entitled “Risk Factors” for certain matters which may affect our future results of operations.

During the quarter ended April 30, 2007 we adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. There was no impact to our consolidated financial position, results of operations or cash flows for the three month period ended April 30, 2007.

For further information about our other critical accounting policies, see the discussion of critical accounting policies in the section entitled “Management's Discussion and Analysis or Plan of Operation” under Item 6 of Part II of our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have performed an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings that require disclosure.

Item 1A. Risk Factors

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

We currently have licensing arrangements only with IGT, Sanyo and DRS, and expect to derive a significant portion of our revenues for the fiscal year ending 2008 from prepaid royalties under our licensing agreement with IGT included in deferred revenue. We are not expecting significant additional revenue from IGT as we cannot control IGT or our other partner’s product development or commercialization efforts. If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

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

Our development and sale of MLD prototype products depend in part on obtaining adequate supplies of quality raw materials and components on a timely basis. In general, we source most of our raw materials as well as key components of these prototype MLD products from two or three suppliers for each key component. This is a result of our need to buy small quantities of raw materials and in many cases with non-standard or customized specifications. The high volume, lower cost manufacturers of these materials generally will not sell in small quantities, nor will they generally build non-standard or customized materials. We may experience shortages in the supply of these and other components or raw materials as a result of, among other things, anticipated capacity expansion in the MLD and competitive industries. If we are unable to obtain adequate supplies of high quality raw materials or components at a reasonable cost or in a timely manner, or are unable to make alternative arrangements for such supplies, our operating results could be negatively impacted.

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

As of April 30, 2007, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock, or approximately 54% of our outstanding common stock, plus an additional 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2007, we sold the following securities in transactions not registered under the Securities Act of 1933:

•	On March 1, 2007, we issued 114,510 shares of common stock pursuant to the exercise of B-warrants at an exercise price of $0.87 per share for cash totaling $100,001.

•	On March 6, 2007, we issued 90,692 shares of common stock pursuant to the exercise of B-warrants at an exercise price of $0.87 per share for cash totaling $78,902.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities, and which we believe were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On March 16, 2007, our 2006 Stock Incentive Plan was ratified and approved pursuant to a written consent executed by the holder(s) of 35,780,006 shares of our outstanding common stock.

Item 5. Other Information
During the quarter ended April 30, 2007 we appointed Mr. Tom Credelle as our Senior Vice President of Worldwide Engineering and Development. The material terms of his offer letter provide that Mr. Credelle will be responsible for managing the Company’s engineering and research and development efforts, and will earn an annual salary of $185,000, be eligible to earn a bonus of up to fifty (50%) of his salary, and will be granted an option to purchase 500,000 shares of common stock on the date on which our stockholders approve an increase in the number of shares available under our 2006 stock option plan. We anticipate that Mr. Credelle’s offer letter will be replaced with a formal employment agreement which will include the material terms described above.

Item 6. Exhibits

		Incorporated by Reference			Filed
#	Exhibit Description	Form	Date	Ref	Herewith

10.1	Executive Employment Agreement - Jon McCaman				X

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: June 14, 2007	By:	/s/ Fred Angelopoulos
Fred Angelopoulos Chief Executive Officer

By:	/s/ Jon McCaman
Jon McCaman Chief Financial Officer