Form 10QSB/A
period 2006-04-30
PUREDEPTH, INC.
filed 2007-09-12
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Restatement Explanatory Note:   The undersigned Issuer hereby amends its Quarterly Report on Form 10-QSB for the quarter April 30, 2006 in order to (a) restate its previously issued financial statements for the quarterly period ended April 30, 2006 to correct the Company’s computations of stock-based compensation under Statement of Financial Accounting Standards No. 123(R), (b) correct the computation of the depreciation expense, included in such Quarterly Report, (c) correct prior year 2005 and inception to date ended April 30, 2006 operating expenses to reflect operating expense reclassifications, and (d) amend the Notes to the Financial Statement.

Part I Financial Information

Item 1: Financial Statements
The financial statements in the quarterly report are restated as follows:

(a) the consolidated balance sheet is corrected in the form of (i) a reduction in the accumulated deficit and additional paid in capital by the same amount, $601,894, to correct the Company’s computations of stock-based compensation, resulting in no net impact on total stockholders’ equity, and (ii) increasing net property and equipment and reducing the accumulated deficit by the same amount $65,366,

(b) the consolidated statements of operations for the three months ended April 30, 2006 are restated for operating expense reductions in stock based compensation and depreciation expense in the form of (i) a reduction in sales and marketing in the amount of  $71,520, (ii) a reduction in general and administrative in the amount of $447,730, (iii) a reduction in research and development in the amount of  $82,644, and (iv) a reduction of depreciation expense in the amount of  $65,366, resulting in a reduction of the reported net loss  in the amount of  $667,260,

(c) the consolidated statements of operations for the three months ended April 30, 2005 have been reclassified for certain operating expenses (as previously reported on Form 8-K filed with the Commission on October 13, 2006) in the form of (i) an increase in sales and marketing in the amount of  $10,062, (ii) a reduction in general and administrative in the amount of $43,854, and (iii) an increase in research and development in the amount of  $33,792, resulting in no change to the total operating expenses and no change in the reported net loss for the period,

(d) the consolidated statements of operations for the inception to period ended April 30, 2006 are restated for the current period corrections and prior year reclassifications (as previously reported on Form 8-K filed with the Commission on October 13, 2006) in the form of (i) an increase in sales and marketing in the amount of  $2,537,987 (ii) a reduction in professional fees in the amount of $32,775, (iii) a reduction in general and administrative in the amount of $5,206,028, (iv) an increase in research and development in the amount of  $2,056,027, (v) a reduction of depreciation expense in the amount of  $22,470, (vi) a reduction in grant receipts in the amount of $82,020, (vii) an increase in other income in the amount of $82,020, resulting in a reduction of the reported net loss  in the amount of  $672,226.

There is a “restated” notation in the attached financial statements, wherever there has been a restatement from the previously filed financial statements.

The Notes to the consolidated financial statements have been restated to reflect, and Note 2 has been added to describe, the restatement changes in the restated consolidated balance sheet, restated consolidated statement of operations and restated consolidated statements of cash flows.  A pro forma presentation has been added to the consolidated statement of operations to show the summary effect of the above changes to the reported net loss.

In addition to the above restatements, immaterial corrections and changes to certain summations and presentations have been made or line items renamed for a more informative presentation.  These corrections and renaming changes did not have an impact on previously reported financial position, cash flow, or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

No Changes

Item 3: Controls and Procedures

No Changes

Part II Other Information

No Changes

Except as described above, this Amendment does not include any other revisions to the original Quarterly Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to the filing date of the original Quarterly Report.

 PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

April 30, 2006 (Restated)
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,002,205
Other current assets	122,942
Assets held for sale	145,564
Total current assets	4,270,711

Property & Equipment (net) (restated)	319,929

Other Assets:
Intellectual property (net)	2,549,987
Other assets held for sale	21,002
Total other assets	2,570,989

Total assets (restated)	$7,161,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion - notes payable	$180,765
Accounts payable	496,704
Accrued expenses	62,862
Liabilities held for sale	156,597
Total current liabilities	896,928

Note payable	499,139

Total liabilities	1,396,067

Commitments & Contingencies	-

Stockholders' equity
Preferred stock series A, $0.01 par value, 1,000,000 shares authorized, 233,118.55 shares issued and outstanding	2,331
Common stock, $0.001 par value 60,000,000 shares authorized, 6,255,400 shares issued & outstanding	6,255
Subscriptions received	50,000
Additional paid-in-capital (restated)	24,945,092
Accumulated deficit (restated)	(18,527,215)
Accumulated other comprehensive loss	(710,901)
Total stockholders' equity (restated)	5,765,562

Total liabilities and stockholders' equity (restated)	$7,161,629

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
and COMPREHENSIVE INCOME / (LOSS)
(Unaudited)
	Three months ended April 30,		Inception to
	2006 (Restated)	2005	April 30, 2006 (Restated)
Net sales	$-	$-	$-

Costs and expenses
Depreciation and amortization (restated)	72,030	120,247	2,465,007
Sales and marketing (restated)	853,237	192,313	4,477,991
Professional fees	317,939	102,075	1,890,115
Loss on fixed asset disposal	-	5,444	111,194
General and administrative (restated)	1,509,221	286,413	7,407,315
Research and development (restated)	1,078,903	466,942	5,049,185
Total operating expenses (restated)	3,831,330	1,173,434	21,400,807

Operating loss (restated)	(3,831,330)	(1,173,434)	(21,400,807)

Other income (expense)
Interest, net	19,624	(49,828)	(932,788)
Grant receipts	1,850	7,324	600,605
Foreign exchange gain	24,760	83,494	423,618
Other Income	89,899	90,796	2,764,510
Total other income	136,133	131,786	2,855,945

Loss before income tax (restated)	(3,695,197)	(1,041,648)	(18,544,862)

Income tax provision	-	-	-

Loss from continuing operations (restated)	(3,695,197)	(1,041,648)	(18,544,862)

Income from discontinued operations, net of income tax	17,647	-	17,647

Net loss (restated)	(3,677,550)	(1,041,648)	(18,527,215)

Other comprehensive income (loss)
Net loss per statement of operations (restated)	(3,677,550)	(1,041,648)	(18,527,215)
Foreign currency translation adjustments	33,132	(96,399)	(710,901)
Comprehensive loss (restated)	$(3,644,418)	$(1,138,047)	$(19,238,116)

Pro forma Information for restatement:
Net loss as previously reported	$(4,344,810)		$(19,194,475)
Adjustment in stock based compensation	601,894		601,894
Adjustment in depreciation expense	65,366		65,366
Net loss, (restated)	$(3,677,550)		$(18,527,215)

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
and COMPREHENSIVE INCOME / (LOSS)
(Unaudited)

	Three months ended April 30,		Inception to
	2006 (Restated)	2005	April 30, 2006 (Restated)
Basic and diluted earnings (loss) per share:
Loss from continuing operations (restated)	$(0.08)	$(0.09)	$(1.29)

Net income (loss) (restated)	$(0.08)	$(0.09)	$(1.29)
Weighted average shares outstanding, basic and diluted	46,194,409	11,336,118	14,382,618

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended April 30,		Inception to
	2006 (Restated)	2005	April 30, 2006 (Restated)
Cash flows from operating activities:
Net loss	$(3,677,550)	$(1,041,648)	$(18,527,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,030	120,247	2,465,007
Stock-based compensation expense	2,539,644	271,586	5,150,100
Non-cash interest expense	3,579	68,978	148,669
Loss on disposal of fixed assets	-	5,444	111,194
Foreign exchange (gain)	(24,760)	(83,497)	(423,618)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	46,436	21,886	(25,559)
(Increase) decrease in prepayments	(43,894)	34,460	(97,378)
Increase (decrease) in payables to other creditors and accruals	(36,066)	200,752	48,704
Increase in accounts payable	204,328	113,209	496,704
Increase in accrued interest	5,441	24,693	10,579
Net cash used in operating activities	(910,812)	(263,890)	(10,642,813)

Cash flows from investing activities:
Payments for purchases of fixed assets	(159,081)	(107,824)	(1,222,776)
Expenditures - intellectual property	(67,429)	(81,692)	(2,954,878)
Net cash used in investing activities	(226,510)	(189,516)	(4,177,654)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	-	-	9,660,690
Proceeds from issuance of Series A preferred stock	4,227,472	-	4,577,472
Proceeds from short term financing	-	-	29,585
Principal payments on short term financing	(23,136)	-	(23,136)
Issuance of related party note payable	-	745,212	5,221,768
Principal payments on short term financing	-	-	(594,441)
Stock subscriptions received	50,000	-	50,000
Net cash provided by financing activities	4,254,336	745,212	18,921,938

Effect of exchange rate changes on cash and cash equivalents	27,193	138,626	(99,266)
Net increase in cash and cash equivalents	3,144,207	430,432	4,002,205
Cash and cash equivalents at beginning of period	857,998	114,817	-
Cash and cash equivalents at end of period	$4,002,205	$545,249	$4,002,205
Supplemental cash information:
Notes and accrued interest converted to stock	$774,330	$2,704,784	$5,598,620
Cash paid for interest	$1,169	$20	$849,749
Cash paid for income taxes	-	-	-
Purchase of intellectual property via issuance of note payable	-	-	$1,257,929
Warrants issued for stock issuance costs (restated)	$1,840,779	-	$1,840,779

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of PureDepth, Inc. (“the Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

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

The accompanying condensed consolidated financial statements for the interim period should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Commission on May 31, 2007.  Those statements contain a summary of significant accounting policies.

Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Note 2 – Restatement

Restatements

The Company’s management concluded after reviewing the computations related to stock based compensation and the activity related to fixed asset depreciation, that it needed to restate its previously filed Forms 10-QSB for the three months ended April 30, 2006 to correct the Company’s computations of stock based compensation and depreciation expense.

The consolidated balance sheets at April 30, 2006 have been amended by increasing net property and equipment by $65,366 for the depreciation correction, reducing accumulated deficit by $667,260 for the cumulative net loss adjustment and reducing additional paid in capital by $601,894 for the stock based compensation correction resulting in net increases in total assets and stockholders’ equity of $65,366.

The consolidated statements of operations for the period ended April 30, 2006 have been corrected by reducing total operating expenses in the total amount of  $667,260 for depreciation expense of $65,366, and stock based compensation expense of $601,894, resulting in a restated net loss of $3,677,550.

The restatement resulted in a decrease in the loss per share from $(0.09) to $(0.08) per share for the three months ended April 30, 2006 and $(1.34) to $(1.29) per share for the inception to April 30, 2006.

Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended April 30, 2005. As a result of the review, certain amounts have been reclassified to conform to the current presentation.  The reason for the reclassifications was the reallocation of certain departmental expenses. The results of the reclassifications did not impact previously reported financial position, cash flows, net operating loss, or the loss per share calculations.

	Three months ended April 30, 2005
	As reported	change	As reclassified
Selected Operating Expenses
Depreciation and amortization	$120,247	$0	$120,247
Sales and marketing	182,251	(10,062)	192,313
Professional fees	102,075	0	102,075
Loss on fixed asset disposal	5,444	0	5,444
General and administrative	330,267	(43,854)	286,413
Research and development	$433,150	$33,792	$466,942

Loss from Operations	(1,173,434)	0	(1,173,434)

Net effect of Changes		0

	Inception to April 30, 2006
	As reported	reclassified	restatement	As restated
Selected Operating Expenses
Depreciation and amortization	$2,487,477	$42,895	$(65,366)	$2,465,007
Sales and marketing	1,940,004	2,609,507	(71,520)	4,477,991
Professional fees	1,922,891	(32,775)	0	1,890,115
Loss on fixed asset disposals	111,194	0	0	111,194
General and administrative	12,613,343	(4,758,298)	(447,730)	7,407,315
Research and development	$2,993,158	$2,138,671	$(82,644)	$5,049,185

Loss from Operations	(22,068,067)	0	(667,260)	(21,400,807)

Grant receipts	682,625	(82,020)	0	600,605
Other income	2,682,490	82,020	0	2,764,510

Net effect of Changes		0	(667,260)

Note 3 -Description of Business

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

Note 4 - Merger

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

The following is pro-forma results of operations as if the transaction had occurred at the beginning of each period presented:

	Three months ended April 30,
	2006	2005
Net Sales	$-	$-
Operating loss	(3,831,330)	(1,173,434)
Other income (expense)	136,133	131,786
Income from discontinued operations	17,647	2,598
Pro-forma net loss	(3,677,550)	(1,039,050)
Pro-forma net loss per share *	$(0.07)	$(0.06)
Pro-forma Weighted average shares outstanding	50,340,947	17,591,518

* Pro-forma net loss per share is computed as if all preferred shares are converted as of the beginning of the period.

Note 5 – Discontinued Operations

Divestiture of Former Business

Prior to the merger, Diamond One, Inc. had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One, Inc., to Numismatic Capital Group. As part of the merger agreement on May 9, 2006, the former officers of Diamond One, Inc. exercised an option to acquire Numismatic Capital Group at the net book value.  The Company recorded income from operations of the discontinued coin and exchange operation of $17,647 for the three months ended April 30, 2006.

Note 6 - Stockholder’s Equity

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

On March 1, 2006, in a private placement offering, the Company issued common stock and warrants for cash of totaling $4,264,480 net of issuance costs of $3,021,299.  Also included in the transaction is the issuance of 350,000 shares of subscribed capital received in January 2006.  In this offering the Company issued 5,795,000 shares of common stock,  three-year A-warrants to purchase 2,897,500 shares of common stock at an exercise price of $2.75 per share and one-year B-warrants to purchase 2,897,500 shares of common stock at an exercise price of $2.00 per share. In connection to the private placement and included in the issuance costs the Company also issued three-year C-warrants (adjusted to reflect the March 31, 2006 merger transaction) to purchase 1,082,811 shares of common stock at an exercise price of $0.44 per share in the amount of $1,840,779 for services related to the private placement.

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

On March, 31, 2006 the Company issued 6,255,400 shares of common stock in exchange for the 6,255,400 shares of the common stock of Diamond One, Inc. surrendered at the time of the merger.

Note 7 - Stock Option Plan

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

As a result of the merger, all unvested stock options issued under the Plan vested upon the effective date of the merger, March 31, 2006.

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

A summary of option activity under the Plan as of April 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4,181,296	$0.65
Granted (including post merger conversion) (1)	8,735,153	$0.28
Exercised	(72,829)	$0.28
Forfeited or expired	(393,050)	$0.28
Outstanding at April 30, 2006	12,450,570	$0.28
Exercisable at April 30, 2006	12,450,570	$0.28

(1)	Granted options include the conversion shares in the exchange ratio of 2.29021 for 1 for all options granted prior to the effective date of the merger.

The weighted-average grant-date fair value of options granted during the quarter ended April 30, 2006 was $0.28, per share. No new options were granted in the corresponding quarter of the previous year.

As of March 31, 2006, all previously unvested options became immediately exercisable as a result of the merger with Puredepth Technologies Inc. and all remaining deferred option cost was charged to expense.

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2006:

	Outstanding				Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)	Number Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
$0.28 - $0.44	12,450,570	6.4	$0.28	$23,282	12,450,570	$0.28	$23,282

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $2.15 as of April 28, 2006.  As of April 30, 2006 all outstanding options are in-the-money.

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

We estimate the volatility of our common stock by using our limited historical data and similar entities.  We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. To determine the expected term of out employee awards granted we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB107).

Note 8 - Income Taxes

For the quarter ended April 30, 2006, the Company incurred net operating losses of $3,677,550 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

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

Note 9 - Related Party Transactions

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

•	On March 31, 2006 the Company issued options to purchase 232,932 shares of common stock at an exercise price of $0.44 to Mark Kalow pursuant to his agreement to serve as a director.

Note 10 - Subsequent Events

Merger

On May 5, 2006, Diamond One, Inc., (the parent of the Company after completion of the merger) held a special meeting of the stockholders to consider and act upon the following corporate actions:

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

The short-form merger and reincorporation was consummated on May 30, 2006, with PureDepth, Inc. (formerly known as PureDepth Technologies, Inc.) surviving the merger. The charter documents of PureDepth, Inc. (formerly known as PureDepth Technologies, Inc.) became the effective charter documents of the Company. These proposals were both approved at the meeting by approximately 72% of the stockholders entitled to vote on the proposals.

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

PUREDEPTH, INC.

Date: September 12, 2007	By:	/s/ Thomas L. Marcus
Thomas L. Marcus Interim Chief Executive Officer

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Chief Financial Officer and Chief Accounting Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.