Form 10QSB/A
period 2006-07-31
PUREDEPTH, INC.
filed 2007-09-12
CIK 1281108

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

Restatement Explanatory Note:   The undersigned Issuer hereby amends its Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 in order to (a) restate its previously issued financial statements for the quarter ended, six months ended and inception to date ended July 31, 2006 to correct the Company’s computations of stock-based compensation under Statement of Financial Accounting Standards No. 123(R), (b) correct the computation of the depreciation expense, included in the quarter ended, six months ended and inception to date ended July 31, 2006 report, (c) correct prior year 2005 and inception to date ended July 31, 2006 operating expenses to reflect operating expense reclassifications, and (d) amend the Notes to the Financial Statement.

Part I Financial Information

Item 1: Financial Statements
The financial statements in the quarterly report are restated as follows:

(a) the consolidated balance sheet is restated in the form of (i) a reduction in the accumulated deficit and additional paid in capital by the same amount, $601,894, to correct the Company’s computations of stock-based compensation, resulting in no net impact on total stockholders’ equity, and (ii) increasing net property and equipment and reducing the accumulated deficit by the same amount $70,332 to correct the Company’s computations of depreciation expense,

(b) the consolidated statements of operations for the three months ended July 31, 2006 are restated in the form of a reduction of depreciation expense in the amount of  $4,966 resulting in a reduction of the reported net loss  in the amount of  $4,966,

(c) the consolidated statements of operations for the three months ended July 31, 2005 have been reclassified for certain  operating expenses (as previously reported on Form 8-K filed with the Commission on October 13, 2006) in the form of (i) a reduction in sales and marketing in the amount of  $20,976, (ii) a reduction in general and administrative in the amount of $73,256, and (iii) an increase in research and development in the amount of  $94,232, resulting in no change to the total operating expenses and no change in the reported net loss for the period,

(d) the consolidated statements of operations for the six months ended July 31, 2006 are restated for operating expense reductions in stock based compensation and depreciation expense in the form of (i) a reduction in sales and marketing in the amount of  $71,520, (ii) a reduction in general and administrative in the amount of $447,730, (iii) a reduction in research and development in the amount of  $82,644, and (iv) a reduction of depreciation expense in the amount of  $70,332, resulting in a reduction of the reported net loss  in the amount of  $672,226,

(e) the consolidated statements of operations for the six months ended July 31, 2005 have been reclassified for certain operating expenses (as previously reported on Form 8-K filed with the Commission on October 13, 2006) in the form of (i) a reduction in sales and marketing in the amount of  $10,914, (ii) a reduction in general and administrative in the amount of $117,110, and (iii) an increase in research and development in the amount of  $128,024, resulting in no change to the total operating expenses and no change in the reported net loss for the period,

(d) the consolidated statements of operations for the inception to period ended July 31, 2006 are restated for the current period corrections and prior year reclassifications (as previously reported on Form 8-K filed with the Commission on October 13, 2006) in the form of (i) an increase in sales and marketing in the amount of  $2,537,988, (ii) a reduction in professional fees in the amount of $32,775, (iii) a reduction in general and administrative in the amount of $5,206,028, (iv) an increase in research and development in the amount of  $2,056,027, (v) a reduction of depreciation expense in the amount of  $27,438, (vi) a reduction in grant receipts in the amount of $82,020, (vii) an increase in other income in the amount of $82,020, resulting in a reduction of the reported net loss  in the amount of  $672,226.

There is a “restated” notation in the attached financial statements, wherever there has been a restatement from the previously filed financial statements.

The Notes to the consolidated financial statements have been restated to reflect, and Note 2 has been added to describe, the restatement and reclassification changes in the restated consolidated balance sheet, restated consolidated statement of operations and restated consolidated statements of cash flows.  A pro forma presentation has been added to the consolidated statement of operations to show the summary effect of the above changes to the reported net loss.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

July 31, 2006 (Restated)
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$7,780,011
Accounts receivable	69,985
Prepaid expenses	119,882
Total current assets	7,969,878

Property & Equipment (net) (restated)	382,250

Other Assets:
Intellectual property (net)	2,543,308
Other assets held for sale	796
Total other assets	2,544,104

Total assets (restated)	$10,896,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion - notes payable	$108,661
Accrued interest	44,226
Accounts payable	257,223
Accrued expenses	440,262
Accrued payroll	78,934
Total current liabilities	929,306

Note payable	554,726
Total liabilities	1,484,032

Commitments & Contingencies	-

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares outstanding
Common stock, $0.001 par value, 190,000,000 shares authorized, 65,474,999 shares issued and outstanding	65,475
Additional paid-in-capital (restated)	30,439,145
Accumulated deficit (restated)	(20,381,519)
Accumulated other comprehensive loss	(710,901)
Total stockholders' equity (restated)	9,412,200

Total liabilities and stockholders' equity (restated)	$10,896,232

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
and COMPREHENSIVE INCOME /(LOSS)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Inception to July 31,
	2006 (Restated)	2005	2006 (Restated)	2005	2006 (Restated)
Net sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Depreciation and amortization (restated)	80,979	82,498	153,009	202,745	2,545,985
Sales and marketing (restated)	142,012	161,168	995,249	353,481	4,620,004
Professional fees (restated)	57,605	29,449	375,544	131,524	1,947,721
Loss on fixed asset disposal	-	-	-	5,444	111,194
General and administrative (restated)	1,110,843	642,313	2,620,063	928,726	8,518,157
Research and development (restated)	469,746	421,616	1,548,649	888,558	5,518,931
Total operating expenses (restated)	1,861,185	1,337,044	5,692,514	2,510,478	23,261,992

Operating loss (restated)	(1,861,185)	(1,337,044)	(5,692,514)	(2,510,478)	(23,261,992)

Other income (expense)
Interest, net	(9,549)	(57)	10,074	(49,885)	(942,337)
Grant receipts	-	-	1,850	7,324	600,605
Foreign exchange gain (loss)	24,467	(3,592)	49,227	79,901	448,085
Other income	(5,669)	-	84,230	90,797	2,758,841
Total other net income (loss)	9,249	(3,649)	145,381	128,137	2,865,194

Loss before income tax (restated)	(1,851,936)	(1,340,693)	(5,547,133)	(2,382,341)	(20,396,798)

Income tax provision	-	-	-	-	-

Loss from continuing operations (restated)	(1,851,936)	(1,340,693)	(5,547,133)	(2,382,341)	(20,396,798)

Income (loss) from discontinued operations, net of income tax	(2,368)	-	15,279	-	15,279

Net loss (restated)	$(1,854,304)	$(1,340,693)	$(5,531,854)	$(2,382,341)	$(20,381,519)

Other comprehensive income gain/loss
Net loss per statement of operations(restated)	$(1,854,304)	$(1,340,693)	$(5,531,854)	$(2,382,341)	$(20,381,519)
Foreign currency gain (loss) adjustments	-	(41,807)	33,132	(138,206)	(710,901)

Total comprehensive loss (restated)	$(1,854,304)	$(1,382,500)	$(5,498,722)	$(2,520,547)	$(21,092,420)

Pro forma Information for restatement:
Net loss as previously reported	$(1,859,270)		$(6,204,080)		$(21,053,745)
Adjustment in stock based compensation			601,894		601,894
Adjustment in depreciation expense	4,966		70,332		70,332

Net loss (restated)	$(1,854,304)		$(5,531,854)		$(20,381,519)

The accompanying notes are an integral part of these unaudited financial statement

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
and COMPREHENSIVE INCOME /(LOSS)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Inception to July 31,
	2006 (Restated)	2005	2006 (Restated)	2005	2006 (Restated)
Basic and diluted loss per share
Loss from continuing operations (restated)	$(0.04)	$(0.04)	$(0.12)	$(0.07)	$(1.28)
Net loss (restated)	$(0.04)	$(0.04)	$(0.12)	$(0.07)	$(1.28)
Weighted average shares outstanding basic & diluted	45,975,626	36,319,854	45,975,626	36,319,854	15,940,347

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended July 31,		Inception to
	2006	2005	July 31, 2006
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(5,531,854)	$(2,382,341)	$(20,381,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,009	202,745	2,545,985
Stock-based compensation expense	2,539,644	632,032	5,150,100
Non-cash interest expense	25,692	68,978	170,782
Loss on disposal of fixed assets	-	5,444	111,194
Foreign exchange (gain)	(34,888)	(79,901)	(433,746)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	2,010	35,382	(69,985)
(Increase) decrease in prepayments	(66,393)	51,667	(119,877)
Increase (decrease) in accounts payable	(38,084)	(38,063)	254,292
Increase (decrease) in other payables & accruals	440,126	(124,471)	554,481
Increase (decrease) in accrued interest	13,396	1,546	18,534
Net cash used in operating activities	(2,497,342)	(1,626,982)	(12,199,759)

Cash flows from investing activities:
Payments for purchases of fixed assets	(234,979)	(153,218)	(1,298,674)
Expenditures - intellectual property	(132,358)	(81,692)	(3,019,807)
Net cash used in investing activities	(367,337)	(234,910)	(4,318,481)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	-	9,002,652
Proceeds from issuance of Series A preferred stock, net	4,227,472	-	4,227,472
Proceeds from conversion of B Warrants, net	5,558,543	-	5,558,543
Issuance of related party note payable	-	1,753,250	6,229,806
Principal payments on note payable	(23,136)	-	(617,576)
Net cash provided by financing activities	9,762,879	1,753,250	24,400,897

Effect of exchange rate changes on cash and cash equivalents	23,813	69,255	(102,646)

Net increase in cash and cash equivalents	6,922,013	(39,387)	7,780,011

Cash and cash equivalents at beginning of period	857,998	114,817	-
Cash and cash equivalents at end of period	$7,780,011	$75,430	$7,780,011

Supplemental cash information:
Notes and accrued interest converted to stock	$774,330	$2,704,784	$5,598,620
Cash paid for interest	$2,491	$769	$851,071
Cash paid for income taxes	$-	$-	$-
Purchase of intellectual property via issuance of note payable	$-	$-	$1,257,929
Warrants issued for stock issuance costs (restated)	$1,840,779	$-	$1,840,779

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

Note 2 – Restatement

Restatements

The Company’s management concluded after reviewing the computations related to stock based compensation and the activity related to fixed asset depreciation, that it needed to restate its previously filed Forms 10-QSB for the six months ended July 31, 2006 to correct the Company’s computations of stock based compensation and depreciation expense.

The consolidated balance sheets at July 31, 2006 have been amended by increasing net property and equipment by $70,332 for the depreciation correction, reducing accumulated deficit by $672,226 for the cumulative net loss adjustment and reducing additional paid in capital by $601,894 for the stock based compensation correction resulting in net increases in total assets and stockholders’ equity of $70,332.

The consolidated statements of operations for the three months ended, six months ended and inception to date ended July 31, 2006 have been corrected by reducing total operating expenses in the total amount of  $4,966, $70,332 and $70,332 respectively for depreciation expense and $0, $601,894 and $601,894 respectively for stock based compensation expense, resulting in a restated net loss of $1,854,304, $5,531,854 and $20,381,519, respectively.

The restatement resulted in no change in the loss per share for the three months ended July 31, 2006, a decrease in the loss per share from $(0.14) to $(0.12) per share for the six months ended July 31, 2006 and a decrease in the loss per share from $(1.32) to $(1.28) per share for the inception to July 31, 2006.

Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended July 31, 2005. As a result of the review, certain amounts have been reclassified to conform to the current presentation.  The reason for the reclassifications was the reallocation of certain departmental expenses. The results of the reclassifications did not impact previously reported financial position, cash flows, net operating loss, or the loss per share calculations.

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As reported	change	As reclassified	As reported	change	As reclassified
Selected Operating Expenses
Depreciation and amortization	$82,498	$0	$82,498	$202,745	$0	$202,745
Sales and marketing	182,144	(20,976)	161,168	364,395	(10,914)	353,481
Professional fees	29,449	0	29,449	131,524	0	131,524
Fixed asset disposals	0	0	0	5,444	0	5,444
General and administrative	715,569	(73,256)	642,313	1,045,836	(117,110)	928,726
Research and development	327,384	$94,232	421,616	$760,534	128,024	$888,558

Loss from Operations	(1,337,044)	0	(1,337,044)	(2,510,478)	0	(2,510,478)

Net effect of Changes		0			0

	Inception to July 31, 2006
	As reported	reclassified	restatement	As restated
Selected Operating Expenses
Depreciation and amortization	$2,573,423	$42,894	$(70,332)	$2,545,985
Sales and marketing	2,082,016	2,609,508	(71,520)	4,620,004
Professional fees	1,980,496	(32,775)	0	1,947,721
Fixed asset disposals	111,194	0	0	111,194
General and administrative	13,724,185	(4,758,298)	(447,730)	8,518,157
Research and development	3,462,904	2,138,671	(82,644)	5,518,931

Loss from Operations	(23,934,218)	0	(672,226)	(23,261,992)

Grant receipts	682,625	(82,020)	0	600,605
Other income	2,676,821	82,020	0	2,758,841

Net effect of Changes		0	(672,226)

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

Note 4 – Merger

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

For a full description of the merger transaction refer to the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006 and June 16, 2006, respectively.

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

The following is pro-forma results of operations as if the transaction had occurred at the beginning of each period presented:

	Six months ended July 31,
	2006	2005
Net Sales	$-	$-
Operating loss	(5,692,514)	(2,510,478)
Other income (expense)	145,381	128,137
Income from discontinued operations	15,279	(26,642)
Pro-forma net loss (restated)	(5,531,854)	(2,408,983)
Pro-forma net loss per share *	$(0.12)	$(0.07)
Pro-forma weighted average shares outstanding	45,975,626	36,319,854

*	Pro-forma net loss per share is computed as if all preferred shares are converted as of the beginning of the period.

Note 5 – Discontinued Operations

Divestiture of Former Business

Prior to the merger, Diamond One, Inc. had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One, Inc., to Numismatic Capital Group. As part of the merger agreement on May 9, 2006, the former officers of Diamond One, Inc. exercised an option to acquire Numismatic Capital Group at the net book value.  The Company recorded income from operations of the discontinued coin and exchange operation of $15,279 for the six months ended July 31, 2006.

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

A summary of option activity under the Plan as of July 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	12,450,570	$0.28
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at July 31, 2006	12,450,570	$0.28
Exercisable at July 31, 2006	12,450,570	$0.28

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)	Number Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
$0.28 - $0.44	12,450,570	6.2	$0.28	$23,282	12,450,570	$0.28	$23,282

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $2.15 as of July 31, 2006.  As of July 31, 2006 all outstanding options were in-the-money.

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

Note 8 - Income Taxes

For the quarter ended July 31, 2006, the Company incurred net operating losses of approximately $1.85 million and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

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

Note 10 - Subsequent Events

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