Form 10QSB/A
period 2006-10-31
PUREDEPTH, INC.
filed 2007-09-12
CIK 1281108

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

As of December 11, 2006 there were 65,681,099 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Restatement Explanatory Note:  The undersigned Issuer hereby amends its Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006 in order to (a) restate its previously issued financial statements for the quarter ended and nine months ended October 31, 2006 to correct the Company’s computations of stock-based compensation under Statement of Financial Accounting Standards No. 123(R), (b) correct the computation of the depreciation expense, included in the quarter ended and nine months ended October 31, 2006 report, and (c) amend the Notes to the Financial Statement.

Part I Financial Information

Item 1: Financial Statements
The financial statements in the quarterly report are restated as follows:

(a) the consolidated balance sheet is restated in the form of (i) a reduction in the accumulated deficit and additional paid in capital by the same amount, $725,981, to correct the Company’s computations of stock-based compensation, resulting in no net impact on total stockholders’ equity, and (ii) increasing net property and equipment and reducing the accumulated deficit by the same amount $101,539 to correct the Company’s computations of depreciation expense,

(b) the consolidated statements of operations for the three months ended October 31, 2006 are restated in the form of (i) an increase of operating expenses in sales and marketing in the amount of $38,224, a reduction in general and administrative in the amount of $172,841and an increase in research and development in the amount of  $10,530, and (ii) a reduction of depreciation expense in the amount of  $31,207 resulting in a reduction of the reported net loss  in the amount of  $155,294,

(c) the consolidated statements of operations for the nine months ended October  31, 2006 are restated for operating expense reductions in stock based compensation and depreciation expense in the form of (i) a reduction in sales and marketing in the amount of  $33,296, (ii) a reduction in general and administrative in the amount of $620,571, (iii) a reduction in research and development in the amount of  $72,114, and (iv) a reduction of depreciation expense in the amount of  $101,539, resulting in a reduction of the reported net loss  in the amount of  $827,520,

There is a “restated” notation in the attached financial statements, wherever there has been a restatement from the previously filed financial statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

October 31, 2006 (Restated)
Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,877,476
Restricted cash	60,298
Accounts receivable	52,700
Prepaid expenses	209,056
Total current assets	10,199,530
Property & Equipment (net) (restated)	395,588
Other Assets:
Intellectual property (net)	2,561,630
Other assets held for sale	796
Total other assets	2,562,426
Total assets (restated)	$13,157,544
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion - notes payable	$108,661
Accrued interest	60,811
Accounts payable	201,690
Accrued expenses	310,886
Accrued payroll	97,283
Deferred revenue	750,000
Total current liabilities	1,529,331
Note payable	554,726
Deferred revenue - non-current portion	2,971,154
Total liabilities	5,055,211

Commitments & Contingencies	-

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares outstanding
Common stock, $0.001 par value, 190,000,000 shares authorized, 65,681,099 shares issued and outstanding	65,681
Additional paid-in-capital (restated)	31,626,603
Accumulated deficit (restated)	(22,879,050)
Accumulated other comprehensive loss	(710,901)
Total stockholders' equity (restated)	8,102,333
Total liabilities and stockholders' equity (restated)	$13,157,544

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006 (Restated)	2005	2006 (Restated)	2005
Net sales	$81,496	$-	$81,496	$-
Cost of goods sold	55,178	-	55,178	-
Gross profit	26,318	-	26,318	-

Operating expenses
Depreciation and amortization (restated)	83,542	83,782	236,551	286,526
Sales and marketing (restated)	484,863	196,856	1,480,112	550,337
Professional fees	184,124	22,582	559,668	154,105
Loss on fixed asset disposal	18,092	-	18,092	5,444
General and administrative (restated)	1,494,147	843,197	4,114,210	1,771,924
Research and development (restated)	306,642	367,100	1,855,291	1,255,658
Total operating expenses (restated)	2,571,410	1,513,517	8,263,924	4,023,994
Operating loss (restated)	(2,545,092)	(1,513,517)	(8,237,606)	(4,023,994)

Other income (expense)
Interest, net	59,827	(51,759)	69,901	(101,644)
Grant receipts	-	-	1,850	7,324
Foreign exchange gain (loss)	(14,305)	(7,850)	34,922	72,051
Other income	2,039	66,654	86,269	157,450
Total other net income (loss)	47,561	7,045	192,942	135,181
Loss before income tax (restated)	(2,497,531)	(1,506,472)	(8,044,664)	(3,888,813)
Income tax provision	-	-	-	-
Loss from continuing operations (restated)	(2,497,531)	(1,506,472)	(8,044,664)	(3,888,813)
Income (loss) from discontinued operations, net of income tax		-	15,279	-

Net loss (restated)	$(2,497,531)	$(1,506,472)	$(8,029,385)	$(3,888,813)

Other comprehensive income gain/loss
Net loss per statement of operations (restated)	$(2,497,531)	$(1,506,472)	$(8,029,385)	$(3,888,813)
Foreign currency gain (loss) adjustments	-		33,132	(138,206)

Total comprehensive loss (restated)	$(2,497,531)	$(1,506,472)	$(7,996,253)	$(4,027,019)

Pro forma Information for restatement:
Net loss as previously reported	$(2,652,825)		$(8,856,905)
Adjustment in stock based compensation	124,087		725,981
Adjustment in depreciation expense	31,207		101,539
Net loss, (restated)	$(2,497,531)		$(8,029,385)

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006 (Restated)	2005	2006 (Restated)	2005
Basic and diluted loss per share
Loss from continuing operations (restated)	$(0.04)	$(0.06)	$(0.14)	$(0.14)

Net loss (restated)	$(0.04)	$(0.06)	$(0.14)	$(0.14)
Weighted average shares outstanding basic & diluted	57,261,454	27,177,371	57,182,066	27,089,894

The accompanying notes are an integral part of these unaudited financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended October 31,
	2006 (Restated)	2005
Cash flows from operating activities:
Net loss	$(8,029,385)	$(3,888,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	236,551	286,526
Stock-based compensation expense	3,368,809	1,209,618
Non-cash interest expense	-	68,978
Loss on disposal of fixed assets	18,092	5,444
Foreign exchange (gain)	(34,922)	(72,051)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	19,295	(54,642)
(Increase) in prepayments	(155,572)	(241,680)
Increase (decrease) in accounts payable	(90,686)	393,271
Increase in deferred revenue	3,721,154	-
Increase (decrease) in payable in accrued expenses	323,399	(75,165)
Increase in accrued interest	55,674	1,546
Net cash used in operating activities	(567,591)	(2,366,968)

Cash flows from investing activities:
Payments for purchases of fixed assets	(270,613)	(178,352)
Expenditures - intellectual property	(223,260)	(222,581)
Net cash used in investing activities	(493,873)	(400,933)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,123,845
Proceeds from short-term borrowing	-	65,873
Increase (decrease) in short-term borrowings	(29,585)	-
Issuance of related party note payable	-	2,555,377
Stock subscriptions received	-	307,490
Net cash provided by financing activities	10,094,260	2,928,740
Effect of exchange rate changes on cash and cash equivalents	46,980	76,727
Net increase in cash and cash equivalents	9,079,776	237,566
Cash and cash equivalents at beginning of period	857,998	114,817
Cash and cash equivalents at end of period	$9,937,774	$352,383

Supplemental cash information:
Notes and accrued interest converted to stock	$774,330	$4,824,890
Cash paid for interest	$19,215	$801
Cash paid for income taxes	$-	$-
Warrants issued for stock issuance costs (restated)	$1,840,779	$-

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

Note 2 – Restatement

The Company’s management concluded after reviewing the computations related to stock based compensation and the activity related to fixed asset depreciation, that it needed to restate its previously filed Forms 10-QSB for the nine months ended October 31, 2006 to correct the Company’s computations of stock based compensation and to correct depreciation expense.

The consolidated balance sheets at October 31, 2006 will be corrected by increasing net property and equipment by $101,539 for the depreciation correction, reducing accumulated deficit by $827,520 for the cumulative net loss adjustment and reducing additional paid in capital by $725,981 for the stock based compensation correction resulting in net increases in total assets and stockholders’ equity of $101,539.

The consolidated statements of operations for the three months ended, and nine months ended October 31, 2006 will be corrected by reducing total operating expenses by $31,207 and $101,539 respectively for depreciation expense and $124,087 and $725,981 respectively for stock based compensation expense, resulting in a restated net loss of $2,497,531 and $8,029,385, respectively.

The restatement resulted in a decrease in the loss per share from $(0.05) to $(0.04) per share for the three months ended October 31, 2006 and no change in the loss per share for the nine months ended October 31, 2006.

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

The following is pro-forma results of operations as if the transaction had occurred at the beginning of each period presented:

	Nine months ended October 31,
	2006 (Restated)	2005
Net Sales	$81,496	$--
Operating loss	(8,237,606)	(4,023,994)
Other income (expense)	192,942	135,181
Income/(loss) from discontinued operations	15,279	(45,447)
Pro-forma net loss	(8,029,385)	(3,934,260)
Pro-forma net loss per share * (restated)	$(0.14)	$(0.12)
Pro-forma weighted average shares outstanding	57,182,066	32,345,294

*	Pro-forma net loss per share is computed as if all preferred shares are converted as of the beginning of the period.

Note 5 – Discontinued Operations

Divestiture of Former Business

Prior to the merger, Diamond One, Inc. had assigned all of its assets and liabilities, specifically including the coin and exchange business owned and operated by Diamond One, Inc., to Numismatic Capital Group. As part of the merger agreement on May 9, 2006, the former officers of Diamond One, Inc. exercised an option to acquire Numismatic Capital Group at the net book value.  The Company recorded income from operations of the discontinued coin and exchange operation of $15,279 for the nine months ended October 31, 2006.

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

A summary of option activity under the Plan as of October 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	12,450,570	$0.29
Granted	955,200	$3.04
Exercised	(206,100)	$0.28
Forfeited or expired	(385,994)	$0.28
Outstanding at October 31, 2006	12,813,676	$0.56
Exercisable at October 31, 2006	11,858,476	$0.28

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)	Number Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
$0.28 - $0.44	11,858,476	5.9	$0.28	$37,080	11,858,476	$0.28	$37,080
$2.07 - $2.95	346,800	6.8	$2.51	312	0	-	-
$3.03 - $3.41	608,400	7.0	$3.33	49	0	-	-
Total	12,813,676	6.0	$0.52	$37,441	11,858,476	$0.28	$37,080

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $3.41 as of October 31, 2006.

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

Note 8 - Income Taxes

For the three months and nine months ended October 31, 2006, we incurred operating losses of approximately $2.5 million and $8.0 million, respectively, and accordingly we made no provision for income taxes has been recorded. In addition, we recorded no benefit for income taxes due to the uncertainty of the realization of any tax assets.

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

For financial reporting purposes, we have incurred a loss in each period since its inception. Based on the available objective evidence, including the history of losses, management believes it is currently more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we provided a full valuation allowance against its net deferred tax assets.

Note 9 - Related Parties

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

Note 10 – Revenue Recognition

In October 2006, we entered into a contract licensing our technology to IGT exclusively for certain markets. A minimum fee was paid and further license fees will be paid once a minimum threshold is exceeded.

Revenue Recognition

Revenue is derived from licensing sales.  Licensing revenues are primarily royalties paid by licensees related to use of intellectual property which include technical transfer, implementation and integration of both hardware and software solutions, post contract support, training, and consulting.

Revenues are recognized on licensing (royalties) transactions using the criteria in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104).  For revenue transactions that involve software or software related products, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2).  Both SAB 104 and SOP 97-2 state that revenue must be recognized when persuasive evidence of an arrangement exists, delivery of the product or performance of the service has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is reasonably assured.  Arrangements for which the fees are not deemed reasonably assured for collection are recognized upon cash collection.

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

Note 11 – Major Customer

One customer accounted for 100% of the Company’s licensing revenues during the three and nine months ended October 31, 2006. The same customer accounted for the entire ending balance of deferred revenue at October 31, 2006.

Note 12 - Restricted Cash

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