Form 10QSB
period 2007-07-31
PUREDEPTH, INC.
filed 2007-09-14
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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

As of September 12, 2007 there were 67,187,584 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:	3
	- Unaudited Condensed Consolidated Balance Sheet
	- Unaudited Condensed Consolidated Statements of Operations
	- Unaudited Condensed Consolidated Statements of Cash Flows
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan or Operation	15

Item 3.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

July 31, 2007
Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$3,227,962
Restricted cash	77,056
Marketable securities	1,013,178
Accounts receivable	22,250
Other current assets	139,537
Total current assets	4,479,983

Property & Equipment (net)	363,731

Other Assets
Intellectual property (net)	2,545,086

Total Assets	$7,388,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$280,421
Accrued expenses	622,413
Accrued interest	36,982
Deferred revenue - current portion	750,000
Note payable - current portion	119,527
Total current liabilities	1,809,343

Long Term Liabilities
Deferred revenue	2,408,654
Note payable	435,199
Total Liabilities	4,653,196

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no outstanding shares	-
Common stock, $0.001 par value 190,000,000 shares authorized, 67,187,584 shares issued and outstanding	67,187
Additional paid-in-capital	33,243,865
Accumulated other comprehensive loss	(710,901)
Accumulated deficit	(29,864,547)
Total stockholders' equity	2,735,604

Total Liabilities and Stockholders' Equity	$7,388,800

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007 Unaudited	2006 Unaudited	2007 Unaudited	2006 Unaudited
Revenue
Licensing	$187,500	$-	$375,000	$-
Services	35,000	-	35,000	-
Product sales	86,219	-	130,317	-
Total revenue	308,719	-	540,317	-

Cost of licensing	77,598	-	153,969	-
Cost of services	25,520	-	25,520	-
Cost of product sales	81,219	-	119,542	-
Total cost of revenue	184,337	-	299,031	-
Gross margin	124,382	-	241,286	-

Operating Expenses
Depreciation and amortization	20,841	80,979	38,462	153,009
Research and development	653,147	469,746	1,169,377	1,548,649
Sales and marketing	520,853	142,012	896,088	995,249
General and administrative	1,725,368	1,168,448	2,976,205	2,995,607
Total operating expenses	2,920,209	1,861,185	5,080,132	5,692,514

Loss from operations	(2,795,827)	(1,861,185)	(4,838,846)	(5,692,514)

Other Income (Expense)
Interest income	55,360	13,886	148,170	58,658
Interest expense	(14,818)	(23,435)	(27,763)	(48,584)
Foreign exchange gain/(loss)	(51,744)	24,467	(66,773)	49,227
Other income (expense)	(47)	(5,669)	(108)	86,080
Total other income (expense)	(11,249)	9,249	53,526	145,381

Loss from continuing operations	(2,807,076)	(1,851,936)	(4,785,320)	(5,547,133)

Discontinued operations – Numismatic Capital Group, net of income taxes	-	(2,368)	-	15,279
Net loss	$(2,807,076)	$(1,854,304)	$(4,785,320)	$(5,531,854)

Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.12)
Weighted average shares outstanding	66,799,672	45,975,626	66,551,205	45,975,626

Comprehensive Loss
Net loss, per statement of operations	$(2,807,076)	$(1,854,304)	$(4,785,320)	$(5,531,854)
Foreign exchange gain	-	-	-	33,132
Comprehensive net loss	$(2,807,076)	$(1,854,304)	$(4,785,320)	$(5,498,722)

Basic and Diluted Loss per Share
Net loss from continuing operations	$(0.04)	$(0.04)	$(0.07)	$(0.12)
Income (loss) from discontinued operations, net of income tax	-	0.00	-	0.00
Foreign exchange gain	-	-	-	0.00
Comprehensive net loss	$(0.04)	$(0.04)	$(0.07)	$(0.12)
Weighted average shares outstanding	66,799,672	45,975,626	66,551,205	45,975,626

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six-Months Ended
	July 31, 2007 Unaudited	July 31, 2006 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,785,320)	$(5,531,854)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	192,431	153,009
Stock-based compensation expense	386,673	2,539,644
Foreign exchange gain	-	(34,888)
Non-cash interest expense	-	25,692
Changes in operating assets and liabilities:
Accounts receivable	(13,040)	2,010
Marketable securities	(44,247)	-
Restricted cash	(16,234)	-
Prepaid expenses and other current assets	12,654	(66,393)
Accounts payable	48,783	(38,084)
Deferred revenue	(375,000)	-
Accrued expenses	354,093	440,126
Accrued interest	27,736	13,396
Net cash used for operating activities	(4,211,471)	(2,497,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(999,631)	-
Proceeds from maturity of securities	3,000,000	-
Purchases of property and equipment	(87,069)	(234,979)
Expenditures for intellectual property	(163,648)	(132,358)
Net cash provided by (used for) investing activities	1,749,652	(367,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock (net)	-	4,227,472
Issuance of common stock (net)	409,903	5,558,543
Principal payments on related party notes	-	(23,136)
Net cash provided by financing activities	409,903	9,762,879

Effect of exchange rate on cash	-	23,813

Net (decrease) increase in cash and cash equivalents	(2,051,916)	6,922,013
Cash and cash equivalents at beginning of period	5,279,878	857,998
Cash and cash equivalents at end of period	$3,227,962	$7,780,011

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six-Months Ended
	July 31, 2007 Unaudited	July 31, 2006 Unaudited
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash and cash equivalents	$3,227,962	$7,780,011
Restricted cash	77,056	-
Cash, cash equivalents and restricted cash at end of period	$3,305,018	$7,780,011

Cash paid for income taxes	$800	$-
Cash paid for interest	$-	$2,491

NON CASH DISCLOSURES:
Warrants issued for stock issuance costs	$-	$1,840,779
Notes and accrued interest converted to stock	$-	$774,330

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PureDepth, Inc. (“the Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.   The accompanying condensed consolidated financial statements for the interim period should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2007 included in the Company's Annual Report on Form 10KSB filed with the Commission on May 31, 2007.  Those statements contain a summary of significant accounting policies.

In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the year ended January 31, 2007 and ten-months ended January 31, 2006. Operating results for the six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

Certain balances in the prior periods have been reclassified to conform to the presentation adopted in the current period.

Going Concern

The report of our independent auditors on the Company’s consolidated financial statements for the fiscal year ended January 31, 2007 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.  The Company has continued to operate on a negative cash basis and incurred additional losses through the six months ended July 31, 2007.

Management has developed an operating plan that it believes will allow the Company to continue as a going concern through the end of the fiscal year ending January 31, 2008.  Based upon the Company’s cash position at July 31, 2007 of $3,227,962, together with the cash to be provided by the maturity of marketable securities held at July 31, 2007 in the amount of $1,013,178, as well as current expectations regarding revenues and operating costs, the Company believes it can meet the cash requirements of the current plan for the fiscal year ending January 31, 2008 without raising additional funds.

The Company expects it will continue to incur losses during the remainder of the fiscal year ending January 31, 2008 and beyond January 31, 2008.  Accordingly, the Company expects to undertake further capital raising within the current fiscal year, in the form of either convertible debt or equity securities, loans from banks, other financial institutions or our affiliates, or a credit facility.

In the event the Company is unsuccessful in its plans to finance operations through the above means it could be forced to significantly reduce its level of operations, including by slowing our growth, delaying hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses and eventually, if necessary, cease operations altogether.  If the Company is successful in its plans to finance operations through the above means, these plans ultimately may not resolve the going concern issue and additional financings may also be necessary thereafter until the Company is able to attain and sustain profitable operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recently issued Accounting Pronouncements

In February 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement of Financial Accounting Standards No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact to the Company’s consolidated financial position, results of operations or cash flows for the six months ended July 31, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  Under SFAS 159, companies are permitted to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of our fiscal year ending January 31, 2009. We are currently evaluating the potential impact that SFAS 159 will have on our financial statements.

Use of Estimates

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

The Company’s technology has applications in industries and markets where flat panel monitors and displays are utilized and its goal is to have MLD technology become a standard technology for incorporation into these LCD-based products, which include location-based entertainment devices, computer monitors, public information display systems, flat panel televisions, mobile devices and other mass market display devices.

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

Note 3 - Merger

On March 31, 2006 and pursuant to an Agreement and Plan of Merger and Reorganization dated March 16, 2006, PureDepth, Inc., a California corporation (PDI-CA) entered into a merger with PureDepth Technologies, Inc., a Delaware corporation and wholly owned subsidiary of Diamond One, Inc., a Colorado corporation quoted on the OTC Bulletin Board. As a result of the merger, PureDepth Technologies, Inc. succeeded to the business of PDI-CA, and survived as a wholly owned operating subsidiary of Diamond One, Inc.  PureDepth Technologies, Inc. was renamed PureDepth, Inc.  The merger was effected by the filing of a certificate of merger with the Delaware Secretary of State on March 31, 2006.

Note 4 - Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash, cash equivalents, restricted cash and marketable securities at July 31, 2007 consisted of the following:

July 31, 2007
Cash and cash equivalents:
Cash	$2,735,329
Money market funds	406,730
Mutual funds	85,903
Total cash and cash equivalents	3,227,962
Restricted cash:
Certificate of deposits	77,056
Marketable securities:
Taxable bonds (maturities greater than 90 days)	1,013,178
Total cash, cash equivalents, restricted cash and marketable securities	$4,318,196

Note 5 - Intellectual Property

Intellectual property consists of acquired patents and capitalized initial patent registration costs related to internally developed technology.  Capitalized costs related to internally developed technology are amortized on a straight-line basis over their useful lives, generally 10 to 20 years.  The acquired patents were initially acquired by our predecessor entity from an unrelated party for the exclusive rights for the use of the underlying technology.  The acquired patents and related liability were valued at the present value of the expected future cash flows by our predecessor entity.  These patents and related liability were transferred to the Company at our predecessor entity’s carrying value as part of the reorganization described in Note 3. The acquired patents are amortized on a straight-line basis over the ten year life of the related acquisition agreement.

The costs of internally developing intellectual property that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole have been expensed as incurred pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

The Company evaluates the recoverability of its intellectual property under the requirements of  SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Whenever events or changes in the circumstances indicate the potential for impairment of the intellectual property, the Company reviews the recoverability by comparison of its carrying amount to the expected future value.  No impairments of intellectual property have been identified as of July 31, 2007.

Intellectual property consists of the following:

July 31, 2007
Patent registration costs	$2,226,528
Software development costs	70,456
Acquired patent rights	2,299,509
Less: accumulated amortization	(2,051,407)
Total	$2,545,086

Amortization for the three months ended July 31, 2007 was $77,598.  Amortization expense for the next five years and thereafter is summarized in the following table:

Year ended January 31,
2008	$153,969
2009	307,937
2010	307,937
2011	307,937
2012	144,095
Thereafter	1,323,211

Note 6 – Stockholders’ Equity

On April 5, 2007, the Board of Directors approved an amendment (the “Amendment”) to the 2006 Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock available for issuance thereunder by 8.5 million shares, subject to shareholder approval.  Shareholder approval of the Amendment was obtained on August 3, 2007.

On April 5, 2007, the Board of Directors approved the grant of options to employees to purchase 575,000 shares of common stock under the Plan upon the availability of shares with an exercise price equal to the closing price of the Company’s common stock on such date as reported by the OTC Bulletin Board.

On April 5, 2007, the Board of Directors approved the grant of options to directors to purchase 300,000 shares of common stock under the Plan, upon the date which the Company’s stockholders approve an increase in the number of shares of common stock available under the Plan with an exercise price equal to the closing price of the Company’s common stock on such date as reported by the OTC Bulletin Board.

On May 16, 2007, the Board of Directors approved the grant of options to employees to purchase 800,000 shares of common stock under the Plan, upon the availability of shares with an exercise price equal to the closing price of the Company’s common stock on such date as reported by the OTC Bulletin Board.

Equity Transactions

On March 26, 2007, 205,202 shares of common stock were issued pursuant to the exercise of B-warrants on March 1, 2007 at an exercise price of $0.87 per share for cash totaling $178,902.

On March 1, 2007 the remaining unexercised B-warrants to purchase 1,908,990 shares of common stock expired and the Company cancelled the respective warrants.

On April 16, 2007, the Company granted to an employee options to purchase 300,000 shares of common stock at an exercise price of $1.35, pursuant to our 2006 Stock Incentive Plan.

On April 25, 2007, 150,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $42,000.

On April 30, 2007, 75,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $21,000.

On May 04, 2007, 100,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $28,000.

On June 19, 2007, 100,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $28,000.

On June 19, 2007, the Company granted to employees options to purchase 578,346 shares of common stock at an exercise price of $1.67, pursuant to our 2006 Stock Incentive Plan.

On July 15, 2007, 400,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $112,000.

Stock Warrants

The following table summarizes common stock warrant activity for the three months ended July 31, 2007:

	Warrants	Weighted Avg. Exercise Price
Outstanding at beginning of the period	17,290,468	$1.15
Outstanding at July 31, 2007	17,290,468	$1.15
Exercisable at July 31, 2007	17,290,468	$1.15

No warrants were issued in the three months ended July 31, 2007.  Included in the total outstanding warrants at July 31, 2007 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

Stock Option Plan

The Company maintains and accounts for the Plan, in accordance with FASB Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”).

The following table summarizes common stock option activity for the three months ended July 31, 2007:

Option Shares	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of the period	12,890,411	$0.70
Granted	578,346	$1.67
Exercised	(600,000)	$0.28
Cancelled	(696,667)	$3.06
Outstanding at July 31, 2007	12,172,090	$0.63
Exercisable at July 31, 2007	10,393,616	$0.37

At July 31, 2007, the Company had reserved a total of 13,741,260 shares of common stock for issuance under the Plan. Options available for grant were 155,000 at July 31, 2007.

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2007:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.28 - $0.44	10,068,344	3.8	$0.29	$12,648,844	10,068,344	$0.29	$12,648,844
$1.35 - $2.07	921,746	6.8	1.61	57,000	21,133	2.07
$2.20 - $2.95	583,400	6.5	2.32		114,467	2.43
$3.03 - $3.50	598,600	6.2	3.38		189,672	3.38
Total	12,172,090	4.3	$0.63	$12,705,844	10,393,616	$0.37	$12,648,844
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $1.54 as of July 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.  The total of in-the-money stock options exercisable as of July 31, 2007 was 10,068,344.

The stock-based compensation cost for the three months ended July 31, 2007 was $189,890.  Under FAS 123(R), we determined the appropriate fair value model to be used for valuing share based payments and the amortization method for compensation cost. Total unrecorded stock-based compensation cost at July 31, 2007 associated with employee and director stock options was approximately $2.5 million and is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the weighted-average assumptions noted in the following table:

Significant Assumptions for Three Months Ended July 31, 2007:
Expected term (in years)	5.0
Expected volatility	70.0%
Risk-free rate	4.91%
Expected forfeiture rate	6.0%
Expected dividend yield	-

Note 7 - Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date.

Stock options to purchase 12,172,090 shares of common stock and warrants to purchase 17,290,468 shares of common stock at July 31, 2007, and stock options to purchase 12,450,570 shares of common stock and warrants to purchase 19,378,037 shares of common stock at July 31, 2006 were antidilutive and therefore excluded from the fully diluted loss per share calculation.

Note 8 – Major Customer

One customer accounted for 100% of the Company’s licensing revenues for the three and six month period ended July 31, 2007.  The same customer accounted for the entire ending balance of deferred revenue at July 31, 2007 which is derived from a licensing agreement that required a $3.75 million advance, non-refundable payment.  The balance of the advance on licensing revenues represents the deferred revenue and will continue to be earned over the remaining term of the agreement.

Note 9 - Income Taxes

The Company has no unrecognized tax benefits as of February 1, 2007; consequently, the application of FIN 48 had no impact on retained earnings.

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the six months ended July 31, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At July 31, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to the Company’s unrecognized tax benefits for the six months ended July 31, 2007.

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

Note 10 – Related Party Transactions

In April 2007, the Board of Directors agreed to grant David Hancock, as a director and Chairman of the Board of Directors of the Company, an option to acquire 100,000 shares of the Company's common stock under the Plan, to be effective upon the date on which the Company’s stockholders approved of an increase in the number of shares of common stock available under the Plan.  However, Mr. Hancock resigned from the Board on June 26, 2007 prior to the date on which such stockholder approval was obtained.

In April 2007, the Company agreed with Mr. Floisand and Mr. Marcus, each a member of the Board of Directors, to terminate the offer letters we entered into with them in September 2006.  The Board of Directors also approved the grant to each  of them an additional option to acquire 100,000 shares of the Company's common stock as contemplated by each such director's original offer letter and, except as otherwise described herein, on the terms and conditions described in such offer letter and related Board of Directors actions. The grant date for these options was August 3, 2007, the date on which the Company’s stockholders approved an increase in the number of shares of common stock available under the Plan

In July 2007, the Company entered into an agreement with Mr. Angelopoulos relating to his separation from the Company. The terms of the Separation Agreement superseded any relevant terms of Mr. Angelopoulos’s employment agreement and call for Mr. Angelopoulos to provide consulting services to the Company for a period of three months following his resignation. During such three month period, Mr. Angelopoulos will earn a monthly consulting fee equivalent to his monthly salary at the time of his departure (“Base Salary Rate”); thereafter he will continue to receive, as severance payment, semi-monthly payments in a monthly amount equal to his Base Salary Rate for a period of twelve months. Under the Separation Agreement, the Company will pay for two years of Mr. Angelopoulos’ COBRA health insurance premiums. In addition, Mr. Angelopoulos’ stock option agreement was amended to provide that it may be exercised in two tranches in 2007 and 2008, respectively, and to accelerate the selling schedule applicable to shares of the Company’s common stock acquired upon any such exercise, so that the following shares may be sold in the following years:  600,000 shares in calendar year 2007, 870,000 shares in calendar year 2008, and 1,430,000 shares in calendar year 2009.

In June 2007, Mr. Marcus was appointed as our Chief Executive Officer on an interim basis after the resignation of Mr. Angelopoulos as our Chief Executive Officer.  In his capacity as a consultant, Mr. Marcus receives an hourly fee of $150 per hour, limited to $1,500 per day.  On September 11, 2007, Mr. Marcus was formally appointed Chief Executive Officer of the Company.

Note 11 - Subsequent Events

On August 2, 2007, the Company and K One W One Limited (“K1W1”), entered into a waiver agreement, whereby K1W1 agreed to waive its existing registration rights previously granted to K1W1 by the Company under various agreements (the “Waiver Agreement”).  K1W1 is the Company’s largest stockholder and as of July 31, 2007, was the beneficial owner of approximately 54% of the Company’s outstanding stock.  As a result of the Waiver Agreement, in Amendment No. 2 to the Company’s Registration Statement on Form SB-2/A filed on August 28, 2007 (the “Amended Registration Statement”), 18,774,352 shares of outstanding Common Stock held by K1W1 and 1,768,698 shares of Common Stock issuable upon exercise of outstanding warrants held by K1W1 were no longer included for registration under the Amended Registration Statement.

On August 3, 2007, the Plan was amended to increase the maximum number of shares of Common Stock of the Company available for issuance upon exercise of options and other equity-based awards under the Plan from 13,741,260 to 22,241,260, pursuant to approval by the required consent of the Company’s Board of Directors and stockholders.

On August 3, 2007, Mr. Floisand and Mr. Marcus, each a member of the Board of Directors, were each granted an option to purchase 100,000 shares of the Company’s common stock pursuant to the Plan, at an exercise price of $1.50 (an amount equal to the closing price of such common stock on such date as reported by the OTC Bulletin Board).

On August 3, 2007, employees of the Company were granted options to purchase an aggregate of 796,654 shares of the Company’s common stock pursuant to the Plan, each at an exercise price of $1.50 (an amount equal to the closing price of such common stock on such date as reported by the OTC Bulletin Board).

On August 28, 2007 the Company filed the Amended Registration Statement in response to comments received from the Staff of the Securities Exchange Commission (the “SEC”) with respect to the Company’s Amendment No. 1 of the Registration Statement filed December 1, 2006.  The Amended Registration Statement provides for the registration and resale by selling stockholders of 39,991,745 shares of our common stock, including 16,406,119 shares issuable upon the exercise of outstanding warrants.  The Company will not receive any proceeds from the sale of these shares by the selling stockholders, provided, however, it would receive gross proceeds up to $18,864,406 if all the warrants were exercised.  The Amended Registration Statement is not yet effective and is subject to further review and comment by the SEC.

On September 5, 2007 the Company filed a Registration Statement on Form S-8 providing for the registration of an additional 8.5 million shares, for a total of 22,241,260 shares of the Company’s common stock available for issuance under the Plan.

On September 11, 2007, The Board of Directors of the Company unanimously voted to formally appoint Mr. Marcus as the Chief Executive Officer of the Company, effective immediately.  The final terms of Mr. Marcus’s employment agreement as Chief Executive Officer remain subject to completion.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of PureDepth, Inc. on Form 10-QSB contains certain “forward-looking statements.” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing.  Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies.  These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Quarterly Report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor except as may be required under the federal securities laws.  You are advised, however, to read any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and amendments to such reports.  Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Quarterly Report.

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

Our technology has application in industries and markets where flat panel monitors and displays are utilized. Our goal is to have our MLD technology become a standard technology for incorporation into these LCD-based products, which include location-based entertainment devices, computer monitors, public information display systems, mobile devices, flat panel televisions, and other mass market display devices.

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

Our efforts in the immediate future are focused on fulfilling the requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo), and International Game Technology (IGT).  At the same time, we will continue to seek to diversify our sources of licensing revenue. We intend to increase our sales and marketing efforts to identify, contact and negotiate licensing agreements with potential partner companies.  We have identified the following target markets in North America, Asia and Europe that we believe are appropriate for our MLD technology: location-based entertainment devices, computer monitors, flat-panel televisions, mobile devices and other mass market display devices. Our existing license agreements pertain to products for the location-based entertainment devices.  Our goal is to expand our business by working with partner companies to develop MLD-based products and developing demand and a presence for such devices in our identified target markets.

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in both Redwood City, CA and Auckland, New Zealand. Other than our research and development expenses no significant capital equipment purchases are expected during the fiscal year ending January 31, 2008.

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

To continue to grow the business, we expect to increase the number of employees worldwide from 35 to between 40 and 50 employees during the fiscal year ending January 31, 2008.  Plans currently provide for approximately half of the new employees to be located in Auckland, New Zealand and Asia, and the other half in Redwood City, California. As a result, we expect we will relocate our US headquarters offices in Redwood City to a larger facility during the fiscal year ending 2008.

The report of our independent auditors on the Company’s consolidated financial statements for the fiscal year ended January 31, 2007 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.  The Company has continued to operate on a negative cash basis and incurred additional losses through the six months ended July 31, 2007.

Management has developed an operating plan that it believes will allow the Company to continue as a going concern through the end of the fiscal year ending January 31, 2008.    Based upon the Company’s cash position at July 31, 2007 of $3.2 million, together with the cash to be provided by the maturity of marketable securities held at July 31, 2007 in the amount of $1.0 million, as well as current expectations regarding revenues and operating costs, the Company believes it can meet the cash requirements of the current plan for the fiscal year ending January 31, 2008 without raising additional funds.

The Company expects it will continue to incur losses during the remainder of the fiscal year ending January 31, 2008 and beyond January 31, 2008.  Accordingly, the Company expects to undertake further capital raising within the current fiscal year, in the form of either convertible debt or equity securities, loans from banks, other financial institutions or our affiliates, or a credit facility.

In the event the Company is unsuccessful in its plans to finance operations through the above means it could be forced to significantly reduce its level of operations, including by slowing our growth, delaying hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses and eventually, if necessary, cease operations altogether.  If the Company is successful in its plans to finance operations through the above means, these plans ultimately may not resolve the going concern issue and additional financings may also be necessary thereafter until the Company is able to attain and sustain profitable operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

For the three months ended July 31, 2007 and 2006, we reported net losses of $2.8 million and $1.9 million, respectively, representing an increase in our net loss of $0.9 million from the corresponding period in the prior year.   For the six months ended July 31, 2007 and 2006, we reported net losses of $4.8 million and $5.5 million, respectively, representing a decrease in our net loss of $0.7 million from the corresponding period in the prior year.

Licensing Revenue and Cost of Licensing

Revenue from technology licensing was $0.2 million and $0.4 million for the three and six months ended July 31, 2007, respectively.  We did not report any technology licensing revenue for the corresponding three and six months ended July 31, 2006. We are a party to a patent and technology license and technology transfer agreement with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended January 31, 2007, of which $0.2 million and $0.4 million was recognized as licensing revenue during the three and six months ended July 31, 2007. This represents 100% of our licensing revenue for the periods.  The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement.

Cost of licensing was $0.08 million and $0.15 million for the three and six months ended July 31, 2007, respectively.  We did not report any cost of licensing for the corresponding three and six months ended July 31, 2006. The costs associated with licensing revenues are primarily related to amortization of intellectual property for the respective periods.  In the corresponding periods of the prior year, because we were a development stage enterprise and because we had no licensing revenue, the amortization of intellectual property was reported under operating expenses.  Amortization is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, up to 20 years, which will result in higher gross profit as revenues increase.

Service Revenue and Cost of Services

Revenue from services was $0.04 million for the three and six months ended July 31, 2007.  We did not report any service revenue for the corresponding three and six months ended July 31, 2006.  Service revenues represent billings for technical and professional services provided to existing customers related to our MLD technology.  We provide professional services to our customers in order for them to develop, test, and promote MLD applications in their products.  We believe that service revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the remainder of the fiscal year.

The cost of services for the three and six months ended July 31, 2007 was $0.03 million.  We did not report any cost of services for the corresponding three and six months ended July 31, 2006.  Cost of services represents direct labor and overhead costs of providing the respective services.  We expect cost of services to increase in relation to service revenues.

Product Sales Revenue and Cost of Product Sales

Revenue from product sales was $0.09 million and $0.13 million for the three and six months ended July 31, 2007, respectively.  We did not report any product sales revenue for the corresponding three and six months ended July 31, 2006.  Product sales represent sales of prototype MLD-enabled display devices to several existing and potential customers. We design and manufacture these prototypes specifically for sale to our partners, who use them to develop, test and promote MLD applications in their products. We believe that product sales of our prototype MLD-enabled display devices will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the remainder of the fiscal year.

The cost of product sales for the three and six months ended July 31, 2007 was $0.08 million and $0.12 million, respectively.  We did not report any cost of product sales for the corresponding three and six months ended July 31, 2006.  Cost of product sales represents material, overhead and labor costs of assembling the prototypes at our research and development facility.  We have minimal margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual assembly.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource the assembly of many prototypes with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the future related to increases in quantities.

Operating Expenses

Total operating expenses increased $1.0 million, or 57% from $1.9 million reported for the three months ended July 31, 2006 to $2.9 million reported for the three months ended July 31, 2007.  The increase of $1.0 million from the corresponding period for the prior fiscal year is primarily due to a $0.2 million increase in stock-based compensation and a $0.8 million increase in personnel and personnel related expenses, professional fees related to our public company filing requirements, travel expenses and increased sales and marketing activities.  For the six months ended July 31, 2007, total operating expenses decreased $0.6 million, or 11%, from $5.7 million reported for the six months ended July 31, 2006 to $5.1 million reported for the six months ended July 31, 2007.  The decrease of $0.6 million from the corresponding period for the prior fiscal year is primarily due to a $2.1 million decrease in stock based compensation offset by a $1.5 million increase in operating expenses for personnel and personnel related expenses, professional fees related to our public company filing requirements, travel expenses and increased sales and marketing activities.

Total depreciation and amortization expense decreased $0.06 million, or 74% from $0.08 million for the three months ended July 31, 2006 to $0.02 million for the three months ended July 31, 2007.  The decrease is the result of reporting amortization of intellectual property in our cost of licensing for the current period.  In the corresponding prior fiscal year period, we were a development stage enterprise and as such we did not have licensing revenue and therefore, amortization of intellectual property was reported under operating expenses.  In total, depreciation and amortization expense is consistent with the amounts in the corresponding three months ended July 31, 2006.   For the six months ended July 31, 2007, total depreciation and amortization expense decreased $0.11 million, or 75% from $0.15 million for the six months ended July 31, 2006 to $0.04 million for the six months ended July 31, 2007.  The decrease is due to the same reasons discussed above with respect to the three months ended July 31, 2007.  Depreciation expense is not expected to increase proportionately with revenue or total operating expenses as it is not necessary for us to significantly increase our purchases of fixed assets.

Total research and development expenses increased $0.2 million, or 39%, from $0.5 million reported for the three months ended July 31, 2006 to $0.7 million reported for the three months ended July 31, 2007.  The increase of $0.2 million from the corresponding period in the prior fiscal year is primarily due to increases in stock-based compensation, travel and personnel and personnel related expenses.  For the six months ended July 31, 2007, total research and development expenses decreased $0.4 million or 24% from $1.6 million reported at six month ended July 31, 2006 to $1.2 million reported in the six months ended July 31, 2007.  The decrease of $0.4 million from the corresponding period in the prior fiscal year is primarily due to $0.4 million decrease in stock based compensations offset by approximately $0.1 million increase in operating expenses for travel and personnel and personnel related expenses.  We expect research and development costs to increase as new employees are added and we continue to intensify our research and technology enhancement activities.

Total sales and marketing expenses increased $0.4 million, or 267%, from $0.1 million reported for the three months ended July 31, 2006 to $0.5 million reported for the three months ended July 31, 2007.  The increase of $0.4 million from the corresponding period in the prior fiscal year is primarily due to increases in stock-based compensation, travel expenses, personnel and personnel related expenses and increased sales and marketing activities.  For the six months ended July 31, 2007, total sales and marketing expenses decreased $0.1 million or 10% from $1.0 million reported for the six months ended July 31, 2006 to $0.9 million reported for the six months ended July 31, 2007.  The decrease of $0.1 million from the corresponding period in the prior fiscal year is primarily due to $0.6 million decrease in stock based compensation, offset by $0.5 million increase in operating expenses for travel expenses, personnel and personnel related expenses and increased sales and marketing activities.  We expect sales and marketing expenses to increase in absolute dollars as we hire additional staff and attempt to secure additional licensees for our technology.

Total general and administrative expenses increased $0.5 million, or 48%, from $1.2 million reported for the three months ended July 31, 2006 to $1.7 million reported for the three months ended July 31, 2007.  The increase of $0.5 million from the corresponding period in the prior fiscal year is primarily due to increases in stock-based compensation, personnel and personnel related expenses, director fees and professional fees related to our public company filing requirements.  For the six months ended July 31, 2007, total general and administrative expenses decreased $0.02 million, or 1%, from $3.0 million reported for the six month ended July 31, 2006 to $2.98 million reported for the six months ended July 31, 2007.  The decrease of $0.02 million from the corresponding period in the prior fiscal year is primarily due to $1.15 million decrease in stock based compensation, offset by an aggregate $1.13 million increase in operating expenses for personnel and personnel related expenses, director fees, and professional fees related to our public company filing requirements.  We expect general and administrative expenses to increase in absolute dollars as we expand operations and also engage in Sarbanes-Oxley compliance.

Other Income and Expense

Other income and expense primarily consists of interest income earned on cash and marketable securities offset by interest expense on outstanding notes payable.  Also included in other income and expense are foreign exchange gains and losses as well as miscellaneous income and expense transactions.  The net decrease in other income and expense of $0.02 million and $0.09 million for the three and six months ending July 31, 2007 respectively, was primarily due to increases in losses of foreign currency exchange transactions, offset by increases in interest income.  Although we had increases in interest income from the corresponding periods in the prior fiscal year, we anticipate that interest income will decline in future periods as a result of our continued funding of operations reducing cash available for investments.  We do not expect significant income from any of these other income categories in the future.

Liquidity and Capital Resources

As of July 31, 2007, we had cash and cash equivalents of $3.2 million, which represents a decrease of $2.1 million from year ended January 31, 2007.  The net decrease of $2.0 million results from the use of $4.2 million in operating activities for the six months ended July 31, 2007 offset by $1.7 million and $0.4 million provided by investing and financing activities, respectively.   Investing activities includes the use of $0.2 million for fixed asset and intellectual property purchases and $2.0 million provided by the maturity of marketable securities.  Financing activities were $0.4 million provided by the exercise of stock options and warrants.

In addition to the $3.2 million in cash and cash equivalents, we also have $1.0 million in marketable securities (taxable bonds) which we intend to hold through maturity and $0.08 million in restricted cash at July 31, 2007.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of July 31, 2007, we had 12,172,090 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.63.  We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109 Accounting for Income Taxes (“SFAS 109”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Under paragraph 17e of SFAS 109, deferred tax assets are reduced by a valuation allowance if the weight of the available positive and negative evidence suggests that it is more likely than not some portion or all of the deferred tax asset will not be realized.

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at July 31, 2007 and 2006.

We have no unrecognized tax benefits as of February 1, 2007; consequently, the application of FIN 48 had no impact on retained earnings.  As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the six months ended July 31, 2007. In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. At July 31, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the six months ended July 31, 2007.

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

Qualitative and Quantitative Disclosure about Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short term investments in money market funds, certificates of deposit and US government agency securities. Since our results of operations are not dependent on investment performance, we believe that such risks would not have a significant impact on our results from operations. As of July 31, 2007, our investments were in money market funds, certificates of deposit and US government agency securities.

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

                During the six months ended July 31, 2007 we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  There was no impact to our consolidated financial position, results of operations or cash flows for the six months ended July 31, 2007.

For further information about our other critical accounting policies, see the discussion of critical accounting policies in the section entitled “Management's Discussion and Analysis or Plan of Operation” under Item 6 of Part II of our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007.

Item 3. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have performed an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

WE EXPECT TO SEEK ADDITIONAL FINANCING THAT COULD DILUTE SHAREHOLDINGS OR RESTRICT OUR OPERATIONS.

               Because our cash flow is not likely to be sufficient to fund our future operating expenses and the growth of our business, we expect that we will finance our future losses through additional financings within the current fiscal year.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or  convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility. We cannot, however, be certain that any such financing will be available on terms favorable to us, if available at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing  our growth, delaying  hiring, abandoning  certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or  eventually, if necessary, cease operations altogether.

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

OUR LICENSING ARRANGEMENTS HAVE LENGTHY SALES CYCLES THAT MAKE IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST RESULTS.

Our technology is generally incorporated in our partners’ products at the design stage.  However, their decision to use our technology often requires significant expenditures by us for engineering, prototype manufacturing and sales consultation without any assurance of success, and often precedes volume sales of products incorporating our technology, if any, by a year or more.  If a partner decides at the design stage not to incorporate our technology into their products, we may not have another opportunity for a design win with respect to that customer's product for many months or years, if at all. Our sales cycle can take up to 24 months to complete and because of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume licensing revenues, if any, from these expenditures. Moreover, the value of any design win will largely depend on the commercial success of our product and LCD manufacturing partners' products. There can be no assurance that we will continue to achieve licensing wins or that any licensing win will result in future revenues.

A SMALL NUMBER OF PARTNERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES AND ACCOUNTS RECEIVABLE IN ANY PERIOD, AND IF ANY ONE OF THEM FAILS TO SHIP PRODUCTS INCORPORATING OUR TECHNOLOGY OR FAILS TO PAY US, OUR OPERATING RESULTS WILL SUFFER.

We currently have licensing arrangements only with IGT, Sanyo and DRS, and expect to derive a significant portion of our revenues for the fiscal year ending January 31, 2008 from prepaid royalties under our licensing agreement with IGT included in deferred revenue.  We are not expecting significant additional revenue from IGT as we cannot control IGT or our other partner’s product development or commercialization efforts.  If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

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

As of September 12, 2007, K1W1, our majority stockholder, possessed beneficial ownership of 36,664,355 shares of our common stock, or approximately 54% of our outstanding common stock, including 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS SECURITY REGISTRATIONS BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

In 2007, the number of shares available for resale on the OTC Bulletin Board has increased and may continue to increase.  Shares of our outstanding common stock totaling 66,816,341 are now eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule.  Additionally, we have registered on Form S-8 22,241,260 shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed on September 5, 2007.  In addition, in connection with our prior private placements and other arrangements with certain of our security holders, we have most recently filed an Amendment No. 2 to our registration statement on Form SB-2/A to register 23,585,626 shares of our outstanding common stock (all but 371,243 of which are eligible for resale under Rule 144, subject to the limitations of that rule), and 16,406,119 shares underlying outstanding warrants to purchase our common stock.  Once the registration is effective, there may be a significant increase in the number of shares sold and available for resale on the OTC Bulletin Board.  Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

Our authorized capital consists of 200,000,000 shares, of which 190,000,000 shares are designated as common stock, par value $0.001 per share, and 10,000,000 shares are designated as preferred stock, par value $0.001 per share. Pursuant to authority granted by our certificate of incorporation, our Board of Directors, without any action by the stockholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our Board of Directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On March 16, 2007, our 2006 Stock Incentive Plan (the “Plan”) was ratified and approved pursuant to a written consent executed by the holder(s) of 35,780,006 shares of our outstanding common stock.

On August 3, 2007, our Plan was amended to increase the number of shares available for issuance upon exercise of options and other equity-based awards by 8,500,000 shares, pursuant to a written consent executed by the holder(s) of 35,780,006 shares of our outstanding common stock.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (12)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(12)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Reports on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 2, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: September 14, 2007	By:	/s/ Thomas L. Marcus
Thomas L. Marcus Chief Executive Officer

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Chief Financial Officer and Chief Accounting Officer