Form 10QSB/A
period 2006-04-30
PUREDEPTH, INC.
filed 2007-12-05
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
Amendment No. 2

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

Explanatory Note:    The Company hereby further amends its Quarterly Report on Form 10-QSB for the quarter ended April 30, 2006 (the “Quarterly Report”), as previously amended by Amendment No. 1 on Form 10-QSB/A on, 2007 (“Amendment No. 1”), in order to amend and restate Item 3 of Part I (Financial Information) in order to clarify management’s evaluation of the Company controls and procedures, including without limitation management’s evaluation of, and changes to, the Company’s controls and procedures in light of the restatement of the financial statements filed with the Quarterly Report, as set forth in the Amendment No. 1 thereto.

Except as described above, this Amendment No. 2 does not include any other revisions to the Quarterly Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to the filing date of the Quarterly Report.

Part I Financial Information

Item 3: Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company has performed an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report for the reasons stated below.

(b) Changes in Internal Control over Financial Reporting. On May 1, 2007, the Company announced that management determined to restate its financial statements for the period covered by this report in order to correct certain computational errors relating to stock-based compensation. The restatement effecting these corrections are described in Note 2 to the Financial Statements.

In connection with the determination to restate the items described in Note 2, the Company’s Chief Executive Officer, Chief Financial Officer and other management personnel re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, including without limitation the method by which certain computations relating to stock-based compensation and depreciation expenses were processed and reviewed. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report, and management, upon such determination, implemented certain changes to its disclosure controls and procedures, including without limitation changes to its internal control over financial reporting.

Management identified and communicated to the Audit Committee certain matters relating to the Company's internal controls and procedures regarding the computational errors relating to stock-based compensation and the computation of the depreciation expense. In response thereto, the Company has performed a review of its procedures and has put additional controls in place over the calculation relating to stock-based compensation and the computation of the depreciation expense to ensure that they are accurately measured and reported. The Company believes these changes to its disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of its disclosure controls and procedures will be met. The Company has also implemented enhanced supervisory review procedures related to the preparation of financial statements, and increased its accounting department resources to support such procedures, including the hiring of additional finance department personnel.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: December 4, 2007	By:	/s/ Thomas L. Marcus
Thomas L. Marcus Chief Executive Officer

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Chief Financial Officer

Index to Exhibits Filed with this Report

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.