Form 10QSB/A
period 2006-07-31
PUREDEPTH, INC.
filed 2007-12-05
CIK 1281108

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

Explanatory Note:   The Company hereby further amends its Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006 (the “Quarterly Report”), as previously amended by Amendment No. 1 on Form 10-QSB/A on, 2007 (“Amendment No. 1”), in order to amend and restate Item 3 of Part I (Financial Information) in order to clarify management’s evaluation of the Company controls and procedures, including without limitation management’s evaluation of, and changes to, the Company’s controls and procedures in light of the restatement of the financial statements filed with the Quarterly Report, as set forth in the Amendment No. 1 thereto.

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