Form 10QSB/A
period 2006-10-31
PUREDEPTH, INC.
filed 2007-12-05
CIK 1281108

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

Explanatory Note:    The Company hereby further amends its Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006 (the “Quarterly Report”), as previously amended by Amendment No. 1 on Form 10-QSB/A on, 2007 (“Amendment No. 1”), in order to amend and restate Item 3 of Part I (Financial Information) in order to clarify management’s evaluation of the Company controls and procedures, including without limitation management’s evaluation of, and changes to, the Company’s controls and procedures in light of the restatement of the financial statements filed with the Quarterly Report, as set forth in the Amendment No. 1 thereto.

The Company additionally amends the Quarterly Report to delete and replace the redacted version of the Company’s license agreement with IGT, previously filed with the quarterly report as exhibit 10.12, with a revised redacted version of such license agreement, filed with this Amendment No. 2 as Exhibit 10.17, for which confidential treatment has been requested as to certain portions of the exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.

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

PUREDEPTH, INC.

Date: December 4, 2007	By:	/s/ Thomas L. Marcus
Thomas L. Marcus Chief Executive Officer

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Chief Financial Officer

Index to Exhibits Filed with this Report

(a) Exhibits

Exhibit No.	Description

10.17	IGT Patent and Technology License and Technology Transfer Agreement (++)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.