Form 10KSB/A
period 2007-01-31
PUREDEPTH, INC.
filed 2007-12-05
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company:   Yes [  ]  No [X]

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

Documents incorporated by reference: None

Transitional small business disclosure format:         Yes [  ]     No [X]

Explanatory Note:   The Company further hereby amends its Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 (the “Annual Report”) filed on May 31, 2007, as previously amended by Amendment No. 1 on Form 10-KSB/A filed on June 1, 2006, in order to amend and restate the third paragraph and associated table under “Note 8 – Stockholders’ Equity – Stock Option Plan” to the consolidated financial statements included under Part II, Item 7 entitled “Financial Statements.”

Except as described above, this Amendment No. 2 does not include any other revisions to the Annual Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to the filing date of the Annual Report.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and January 31, 2006

Note 8 - Stockholders’ Equity
. . .

Stock option plan
 . . .

“The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected dividend yield is based on the history our having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in year ended January 31, 2007 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 5 years for stock options and 1.5 years for stock warrants.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

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

4