Form 10QSB
period 2007-10-31
PUREDEPTH, INC.
filed 2007-12-14
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

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

As of December 14, 2007 there were 68,373,631 shares of the issuer’s common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:	3
	- Unaudited Condensed Consolidated Balance Sheet
	- Unaudited Condensed Consolidated Statements of Operations
	- Unaudited Condensed Consolidated Statements of Cash Flows
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan or Operation	16

Item 3.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

	Signatures	37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

October 31, 2007
Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$2,281,069
Restricted cash	77,774
Accounts receivable	106,222
Other current assets	198,341
Total current assets	2,663,406

Property & Equipment (net)	399,310

Other Assets
Intellectual property (net)	2,561,790

Total Assets	$5,624,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$305,925
Accrued expenses	600,668
Accrued interest	50,850
Deferred revenue - current portion	750,000
Notes payable - current portion	124,480
Total current liabilities	1,831,923

Long Term Liabilities
Deferred revenue	2,221,154
Notes payable	444,279

Total Liabilities	4,497,356

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no outstanding shares
Common stock, $0.001 par value 190,000,000 shares authorized, 68,202,584 shares issued and outstanding	68,203
Additional paid-in-capital	33,903,666
Accumulated other comprehensive loss	(648,778)
Accumulated deficit	(32,195,941)
Total stockholders' equity	1,127,150

Total Liabilities and Stockholders' Equity	$5,624,506

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007 Unaudited	2006 Unaudited	2007 Unaudited	2006 Unaudited
Revenue
Licensing	$187,500	$28,846	$562,500	$28,846
Services	32,088	-	67,087	-
Product sales	77,000	52,650	207,317	52,650
Total revenue	296,588	81,496	836,904	81,496

Cost of licensing	80,634	11,289	234,603	11,289
Cost of services	32,256	-	57,776	-
Cost of product sales	65,023	55,178	184,565	55,178
Total cost of revenue	177,913	66,467	476,944	66,467
Gross margin	118,675	15,029	359,960	15,029

Operating Expenses
Depreciation and amortization	30,348	72,253	68,810	225,262
Research and development	701,284	306,642	1,870,661	1,855,291
Sales and marketing	504,625	484,863	1,400,713	1,480,112
General and administrative	1,150,831	1,679,642	4,127,035	4,675,249
Total operating expenses	2,387,088	2,543,400	7,467,219	8,235,914

Loss from operations	(2,268,413)	(2,528,371)	(7,107,259)	(8,220,885)

Other Income (Expense)
Interest income	29,122	59,827	177,292	118,485
Interest expense	(14,041)	(16,721)	(41,804)	(65,305)
Foreign exchange gain/(loss)	(78,532)	(14,305)	(145,305)	34,922
Other income	470	2,039	363	88,119
Total other income (expense)	(62,981)	30,840	(9,454)	176,221

Loss from continuing operations	(2,331,394)	(2,497,531)	(7,116,714)	(8,044,664)

Discontinued operations – Numismatic Capital Group, net of income taxes				15,279
Net loss	$(2,331,394)	$(2,497,531)	$(7,116,714)	$(8,029,385)

Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.11)	$(0.14)
Weighted average shares outstanding	67,424,122	57,261,454	66,953,379	57,182,066

Comprehensive Loss
Net loss, per statement of operations	$(2,331,394)	$(2,497,531)	$(7,116,714)	$(8,029,385)
Foreign exchange gain	62,122	-	62,122	33,132
Comprehensive net loss	$(2,269,272)	$(2,497,531)	$(7,054,592)	$(7,996,253)

Basic and Diluted Loss per Share
Net loss from continuing operations	$(0.03)	$(0.04)	$(0.11)	$(0.14)
Income (loss) from discontinued operations, net of income tax	-	-	-	-
Foreign exchange gain	-	-	-	-
Comprehensive net loss	$(0.03)	$(0.04)	$(0.11)	$(0.14)
Weighted average shares outstanding	67,424,122	57,261,454	66,953,379	57,182,066

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	October 31, 2007 Unaudited	October 31, 2006 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,116,714)	$(8,029,385)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	303,413	236,551
Stock-based compensation expense	763,290	3,368,809
Loss on disposal of fixed assets	-	18,092
Foreign exchange (gain) loss	62,122	(34,922)
Non-cash interest expense	(2,822)	-
Changes in operating assets and liabilities:
Accounts receivable	(97,013)	19,295
Marketable securities	(44,247)	-
Restricted cash	(16,952)	-
Prepaid expenses and other current assets	(46,149)	(155,572)
Accounts payable	74,288	(90,686)
Deferred revenue	(562,500)	3,721,154
Accrued expenses	332,348	323,399
Accrued interest	41,604	55,674
Net cash used for operating activities	(6,309,332)	(567,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(999,631)	-
Proceeds from maturity of securities	4,016,000	-
Purchases of property and equipment	(152,997)	(270,613)
Expenditures for intellectual property	(260,986)	(223,260)
Net cash provided by (used for) investing activities	2,602,386	(493,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	694,104	10,123,845
Borrowings on capital lease and short term financing	14,859	(29,585)
Principal payments on capital lease obligations	(826)	-
Net cash provided by financing activities	708,137	10,094,260

Effect of exchange rate on cash	-	46,980

Net (decrease) increase in cash and cash equivalents	(2,998,809)	9,079,776
Cash and cash equivalents at beginning of period	5,279,878	857,998
Cash and cash equivalents at end of period	$2,281,069	$9,937,774

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	October 31, 2007 Unaudited	October 31, 2006 Unaudited
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash and cash equivalents	$2,281,069	$9,877,476
Restricted cash	77,774	60,298
Cash, cash equivalents and restricted cash at end of period	$2,358,843	$9,937,774

Cash paid for income taxes	$800	$-
Cash paid for interest	$-	$19,215

NON CASH DISCLOSURES:
Notes payable to purchase fixed assets	$14,859	$-
Warrants issued for stock issuance costs	$-	$1,840,779
Notes and accrued interest converted to stock	$-	$774,330

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PureDepth, Inc. (“the Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.   The accompanying condensed consolidated financial statements for the interim period should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Commission on May 31, 2007, as amended by Form 10-KSB/As filed on June 1, 2007 and December 5, 2007.  Those statements contain a summary of significant accounting policies.

In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the year ended January 31, 2007 and ten months ended January 31, 2006. Operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

Certain balances in the prior periods have been reclassified to conform to the presentation adopted in the current period.

Going Concern

The report of our independent auditors on the Company’s consolidated financial statements for the fiscal year ended January 31, 2007 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.  The Company has continued to operate on a negative cash basis and incurred additional losses through the nine months ended October 31, 2007.

Management has developed an operating plan that it believes will allow the Company to continue as a going concern through the end of the fiscal year ending January 31, 2008.  Based upon the Company’s cash position at October 31, 2007 of $2,281,069 as well as current expectations regarding revenues and operating costs, the Company believes it can meet the cash requirements of the current plan for the fiscal year ending January 31, 2008 without raising additional funds.

The Company expects it will continue to incur losses during the remainder of the fiscal year ending January 31, 2008 and beyond January 31, 2008.  Accordingly, the Company is undertaking efforts to raise additional capital within the current fiscal year, in the form of either convertible debt or equity securities, loans from banks, other financial institutions or our affiliates, or a credit facility.

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

Recently issued Accounting Pronouncements

In February 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement of Financial Accounting Standards No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact to the Company’s consolidated financial position, results of operations or cash flows for the nine months ended October 31, 2007.

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

Use of Estimates

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 2 -Description of Business

PureDepth, Inc., (PDI) along with its wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL), (collectively, the Company) develops, markets, licenses, and supports multi-layer display technology. The Company also sells prototype MLD-enabled display devices that it manufactures.

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

The consolidated financial statements include all of the accounts of PureDepth, Inc., a US corporation based in California, and its wholly-owned New Zealand subsidiaries, based in Auckland, New Zealand.

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

Note 4 - Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash, cash equivalents and restricted cash at October 31, 2007 consisted of the following:

October 31, 2007
Cash and cash equivalents:
Cash	$525,017
Money market funds	1,756,052
Total cash and cash equivalents	2,281,069
Restricted cash:
Certificate of deposit	77,774
Total cash, cash equivalents, and restricted cash	$2,358,843

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

The Company evaluates the recoverability of its intellectual property under the requirements of  SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Whenever events or changes in the circumstances indicate the potential for impairment of the intellectual property, the Company reviews the recoverability by comparison of its carrying amount to the expected future value.  No impairments of intellectual property have been identified as of October 31, 2007.

Intellectual property consists of the following:

October 31, 2007
Patent registration costs	$2,323,879
Software development costs	70,456
Acquired patent rights	2,299,509
Less: accumulated amortization	(2,132,054)
Total	$2,561,790

Amortization for the three months ended October 31, 2007 was $80,634.  Amortization expense for the next five years and thereafter is summarized in the following table:

Year ended January 31,
2008	$78,201
2009	312,805
2010	312,805
2011	312,805
2012	148,962
Thereafter	1,396,225

Note 6 – Stockholders’ Equity

On April 5, 2007, the Board of Directors approved an amendment (the “Amendment”) to the 2006 Stock Incentive Plan (the “Plan”) to increase the maximum number of shares of common stock available for issuance of options and other equity based awards thereunder by 8,500,000 shares to 22,241,260 shares, subject to shareholder approval.  Shareholder approval of the Amendment was obtained on August 3, 2007.

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

On September 5, 2007, the Company filed a Registration Statement on Form S-8 providing for the registration of an additional 8,500,000 shares, for a total of 22,241,260 shares of the Company’s common stock available for issuance under the Plan.

Equity Transactions

On March 1, 2007, the remaining unexercised B-warrants to purchase 1,908,990 shares of common stock expired and the Company cancelled the respective warrants.

On March 26, 2007, 205,202 shares of common stock were issued pursuant to the exercise of B-warrants on March 1, 2007 at an exercise price of $0.87 per share for cash totaling $178,902.

On April 16, 2007, the Company granted to an employee options to purchase 300,000 shares of common stock at an exercise price of $1.35, pursuant to the Plan.

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

On June 19, 2007, the Company granted to employees options to purchase 578,347 shares of common stock at an exercise price of $1.67, pursuant to the Plan.

On July 15, 2007, 400,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $112,000.

On August 3, 2007, the Company granted to employees and directors options to purchase 1,046,655 shares of common stock at an exercise price of $1.50, pursuant to the Plan.

On September 17, 2007, 250,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $70,000.

On September 20, 2007, 200,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $56,000.

On October 4, 2007, the Company granted to employees options to purchase 732,500 shares of common stock at an exercise price of $0.95, pursuant to the Plan.

On October 26, 2007, 465,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $130,200.

On October 30, 2007, the Company granted to a director options to purchase 100,000 shares of common stock at an exercise price of $0.85, pursuant to the Plan.

On October 31, 2007, 100,000 shares of common stock were issued pursuant to the exercise of options granted at an exercise price of $0.28 per share for cash totaling $28,000.

Stock Warrants

The following table summarizes common stock warrant activity for the nine months ended October 31, 2007:

	Warrants	Weighted Avg. Exercise Price
Outstanding at February 1, 2007	19,404,660	$1.15
Exercised	(205,202)	$0.87
Expired	(1,908,990)	$0.87
Outstanding at October 31, 2007	17,290,468	$1.15
Exercisable at October 31, 2007	17,290,468	$1.15

No warrants were issued in the nine months ended October 31, 2007.  Included in the total outstanding warrants at October 31, 2007 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

Stock Option Plan

The Company maintains and accounts for the Plan in accordance with FASB Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”).

The following table summarizes common stock option activity for the nine months ended October 31, 2007:

Option Shares	Shares	Weighted Avg. Exercise Price
Outstanding at February 1, 2007	12,815,411	$0.68
Granted	2,757,501	$1.35
Exercised	(1,840,000)	$0.28
Cancelled	(750,000)	$3.06
Outstanding at October 31, 2007	12,982,912	$0.74
Exercisable at October 31, 2007	9,618,789	$0.41

At October 31, 2007, the Company had reserved a total of 22,241,260 shares of common stock for issuance under the Plan. Options available for grant were 6,829,178 at October 31, 2007.

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2007:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.28 - $0.44	9,053,344	5.0	$0.28	$6,028,471	9,053,344	$0.28	$6,028,471
$0.85 - $2.07	2,790,902	6.6	1.36	10,000	209,750	1.40
$2.20 - $2.95	573,400	6.1	2.29		152,250	2.32
$3.03 - $3.51	565,267	5.9	3.37		203,445	3.37
Total	12,982,913	5.4	$0.74	$6,038,471	9,618,789	$0.41	$6,028,471
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.95 as of October 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.  The total of in-the-money stock options exercisable as of October 31, 2007 was 9,053,344.

The stock-based compensation cost for the three and nine months ended October 31, 2007 was $376,617 and $763,290, respectively.  Under FAS 123(R), we determined the appropriate fair value model to be used for valuing share based payments and the amortization method for compensation cost. Total unrecorded stock-based compensation cost at October 31, 2007 associated with employee and director stock options was approximately $3.1 million and is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the weighted-average assumptions noted in the following table:

Significant Assumptions:
Expected term (in years)	3.5 - 5.0
Expected volatility	70.0%
Risk-free rate	4.20% to 5.03%
Expected forfeiture rate	6.0%
Expected dividend yield	-

Note 7 - Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date.

Stock options to purchase 12,982,912 shares of common stock and warrants to purchase 17,290,468 shares of common stock at October 31, 2007, and stock options to purchase 12,813,676 shares of common stock and warrants to purchase 19,722,037 shares of common stock at October 31, 2006 were antidilutive and therefore excluded from the fully diluted loss per share calculation.

Note 8 – Major Customer

One customer accounted for 100% of the Company’s licensing revenues for the three and nine month period ended October 31, 2007.  The same customer accounted for the entire ending balance of deferred revenue at October 31, 2007 which is derived from a licensing agreement that required a $3.75 million advance, non-refundable payment.  The balance of the advance on licensing revenues represents the deferred revenue and will continue to be earned over the remaining term of the agreement.

Note 9 - Income Taxes

The Company has no unrecognized tax benefits as of February 1, 2007; consequently, the application of FIN 48 had no impact on retained earnings.

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the nine months ended October 31, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At October 31, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to the Company’s unrecognized tax benefits for the nine months ended October 31, 2007.

The Company is subject to taxation in the U.S. and California. The Company's subsidiaries are subject to taxation in New Zealand.  All the Company’s tax years in the U.S. are open to examination by the Federal and California tax authorities as a result of the Company’s overall net operating loss carryforward position.  The Company's subsidiaries are subject to examination by foreign tax authorities for all tax years.

Note 10 – Related Party Transactions

On April 5, 2007, the Board of Directors agreed to grant David Hancock, as a director and Chairman of the Board of Directors of the Company, an option to acquire 100,000 shares of the Company's common stock under the Plan, to be effective upon the date on which the Company’s stockholders approved of an increase in the number of shares of common stock available under the Plan.  However, Mr. Hancock resigned from the Board on June 26, 2007 prior to the date on which such stockholder approval was obtained and thus the grant was not issued.

On April 5, 2007, the Company agreed with Mr. Floisand and Mr. Marcus, each a member of the Board of Directors, to terminate the offer letters we entered into with them in September 2006.  The Board of Directors also approved the grant to each  of them an additional option to acquire 100,000 shares of the Company's common stock as contemplated by each such director's original offer letter and, except as otherwise described herein, on the terms and conditions described in such offer letter and related Board of Directors actions. The grant date for these options was August 3, 2007, the date on which the Company’s stockholders approved an increase in the number of shares of common stock available under the Plan.

On June 26, 2007, Mr. Marcus was appointed as our Chief Executive Officer on an interim basis after the resignation of Mr. Angelopoulos as our Chief Executive Officer.  In his capacity as a consultant, Mr. Marcus received an hourly fee of $150 per hour, limited to $1,500 per day.  Mr. Marcus was subsequently appointed full-time Chief Executive Officer of the Company pursuant to the terms of an executive employment agreement in September, 2007, as described below.

On July 20, 2007, the Company entered into an agreement with Mr. Angelopoulos relating to his separation from the Company. The terms of the Separation Agreement superseded any relevant terms of Mr. Angelopoulos’ employment agreement and call for Mr. Angelopoulos to provide consulting services to the Company for a period of three months following his resignation. During such three month period, Mr. Angelopoulos will earn a monthly consulting fee equivalent to his monthly salary at the time of his departure (“Base Salary Rate”); thereafter he will continue to receive, as severance payment, semi-monthly payments in a monthly amount equal to his Base Salary Rate for a period of twelve months. Under the Separation Agreement, the Company will pay for two years of Mr. Angelopoulos’ COBRA health insurance premiums. Remaining unpaid severance costs of approximately $264,200 are included in accrued expenses at October 31, 2007.  In addition, Mr. Angelopoulos’ stock option agreement was amended to provide that it may be exercised in two tranches in 2007 and 2008, respectively, and to accelerate the selling schedule applicable to shares of the Company’s common stock acquired upon any such exercise, so that the following shares may be sold in the following years:  600,000 shares in calendar year 2007, 870,000 shares in calendar year 2008, and 1,430,000 shares in calendar year 2009.

On August 2, 2007, the Company and K One W One Limited (“K1W1”), entered into a waiver agreement, whereby K1W1 agreed to waive its existing registration rights previously granted to K1W1 by the Company under various agreements (the “Waiver Agreement”).  K1W1 is the Company’s largest stockholder and as of October 31, 2007, was the beneficial owner of approximately 53% of the Company’s outstanding stock.   As a result of the Waiver Agreement, in Amendment No. 2 to the Company’s Registration Statement on Form SB-2/A filed on August 28, 2007 (the “Second Amended Registration Statement”), 18,774,352 shares of outstanding Common Stock held by K1W1 and 1,768,698 shares of Common Stock issuable upon exercise of outstanding warrants held by K1W1 are no longer included for registration under the Second Amended Registration Statement or any subsequent amendment thereto.

On August 3, 2007, Mr. Floisand and Mr. Marcus, each a member of the Board of Directors, were each granted an option to purchase 100,000 shares of the Company’s common stock pursuant to the Plan, at an exercise price of $1.50 (an amount equal to the closing price of such common stock on such date as reported by the OTC Bulletin Board).

On September 14, 2007, the Company entered into an executive employment agreement with Mr. Marcus relating to his change of status from interim to full-time Chief Executive Officer of the Company and providing for the elements of his future compensation.  Mr. Marcus will earn an annual salary of $276,000 (the "Base Salary"), and he may earn two performance bonuses of up to $50,000 each after ninety and one hundred and eighty days, respectively, upon the achievement of certain goals to be established by the Board of Director's Compensation Committee (the "Performance Goals").  In addition, on October 4, 2007, the board granted Mr. Marcus an option (the "October Option"), to purchase 150,000 shares of Company common stock pursuant to the Plan.  The October Option had an exercise price of $0.95 which was equal to the closing price of the Company’s common stock on October 4, 2007 as reported by the OTC Bulletin Board and vests on a monthly basis over the three (3) month period following September 11, 2007.  In addition, the Board also granted Mr. Marcus a second option (the "December Option"), to purchase 150,000 shares of Company common stock pursuant to the Plan.  The December Option had an exercise price of $0.96 which was equal to the closing price of the Company’s common stock on December 3, 2007 as reported by the OTC Bulletin Board and vests on a monthly basis over the three (3) month period following September 11, 2007,  At the discretion of the Board, Mr. Marcus may also receive two additional option grants, each to purchase a number of shares of Company common stock up to but not in excess of 37,500 shares, after ninety and one hundred and eighty days, respectively, upon the achievement of the Performance Goals. The exercise price of each of the foregoing options that have not yet been granted will be equal to the closing price of the Company's common stock on the option grant date as reported by the OTC Bulletin Board. Each of the foregoing options has or will also be subject to the terms and conditions of the Plan and form of stock option agreement, which Mr. Marcus has and will be required to sign as a condition of receiving the option.  The agreement also provides for a severance payment, in the event of a Termination without Cause or a Resignation with Good Reason, as such terms are defined in the agreement, in an amount equal to four and one-half (4.5) months of Base Salary, plus the payment of COBRA benefits for the same period, and full acceleration of vesting of the September and December Options. The agreement contains other terms that are standard for such an employment arrangement, including without limitation, provisions relating to confidentiality, arbitration and non-solicitation.

On October 30, 2007, Mr. John R. Stringer was appointed by the Board of Directors of the Company to fill a vacancy on the Board. Mr. Stringer was also appointed to the Compensation Committee of the Board of Directors. Mr. Stringer will receive cash compensation for his services as a member of the Board pursuant to the Company's Board Compensation Policy previously adopted by the Board. In addition, the Board granted Mr. Stringer an option (the "Initial Option") to purchase an aggregate of 100,000 shares of the Company's common stock pursuant to the Plan. The Initial Option had an exercise price of $0.85, which was equal to the closing price of the Company's common stock on October 30, 2007, the grant date of the option, as reported by the OTC Bulletin Board. Vested shares subject to the Initial Option may be exercised within seven years from the effective date of the director's appointment and are subject to the terms and conditions of the Plan and associated stock option agreement. The shares subject to the Initial Option vest over three years, with one-sixth of the shares subject to the Initial Option vesting six months from the date of appointment, and one-twelfth of the shares subject to the Initial Option vesting each quarter thereafter. Mr. Stringer will also be granted an option to purchase an additional 100,000 shares of the Company's common stock on the date which is six months from the date of appointment, which option will have the same vesting schedule and terms and conditions as the Initial Option and shall have an exercise price equal to the closing price of the Company's common stock on the date of grant as reported by the OTC Bulletin Board.

Note 11 - Subsequent Events

On December 6, 2007 the Company filed Amendment No. 4 to the Company’s Registration Statement on Form SB-2/A (the “Fourth Amended Registration Statement”) in response to comments received from the Staff of the Securities Exchange Commission (the “SEC”) with respect to the Company’s Amendment No. 3 of the Registration Statement filed October 2, 2007.  The Amended Registration Statement provides for the registration and resale by selling stockholders of 37,869,542 shares of our common stock, including 16,406,119 shares issuable upon the exercise of outstanding warrants.  The Company will not receive any proceeds from the sale of these shares by the selling stockholders, provided, however, it would receive gross proceeds up to $18,864,406 if all the warrants were exercised.  The Fourth Amended Registration Statement is not yet effective and is subject to further review and comment by the SEC.

On November 5, 2007, the Company signed a prototype and evaluation agreement with Samsung Electronics Corporation ("Samsung"), under which the Samsung LCD Business is granted access to PureDepth's Multi-Layer Display (“MLD”) technology in order to incorporate the MLD technology into Samsung's mobile and handheld platforms for prototype and evaluation purposes.

On November 07, 2007 the Company entered into a new office lease agreement for its Corporate Headquarters in Redwood City.  The new office lease is a 4 year term, commencing on a date to be determined based upon substantial completion of tenant improvements, and covers approximately 4,626 square feet at a rate of $12,952 per month.    The Company plans to relocate its entire Corporate Headquarters to the new location and not renew its existing lease agreement.

On November 28, 2007, employees of the Company were granted options to purchase an aggregate of 1,170,000 shares of the Company’s common stock pursuant to the Plan, each at an exercise price of $0.98 (an amount equal to the closing price of such common stock on such date as reported by the OTC Bulletin Board).

On December 3, 2007, Mr. Marcus, the Company’s Chief Executive Officer, received an option grant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $0.96 (an amount equal to the closing price of such common stock on December 3, 2007 as reported by the OTC Bulletin Board).  The grant was made pursuant to his executive employment agreement and pursuant to the Plan.

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

Our technology has application in industries and markets where flat panel monitors and displays are utilized. Our goal is to have our MLD technology become a standard technology for incorporation into these display products, which include location-based entertainment devices, computer monitors, public information display systems, mobile devices, flat panel televisions, and other mass market display devices.

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

Our efforts in the immediate future are focused on fulfilling the requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo),  International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung).  At the same time, we will continue to seek to diversify our sources of licensing revenue. We intend to increase our sales and marketing efforts to identify, contact and negotiate licensing agreements with potential partner companies.  We have identified the following target markets in North America, Asia and Europe that we believe are appropriate for our MLD technology: location-based entertainment devices, computer monitors, flat-panel televisions, mobile devices and other mass market display devices. Our existing license agreements pertain to products for the location-based entertainment devices.  Our goal is to expand our business by working with partner companies to develop MLD-based products and developing demand and a presence for such devices in our identified target markets.

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

The number of employees worldwide for the Company is 37 and the Company expects the headcount to remain approximately the same through the fiscal year ending January 31, 2008.

The report of our independent auditors on the Company’s consolidated financial statements for the fiscal year ended January 31, 2007 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.  The Company has continued to operate on a negative cash basis and incurred additional losses through the nine months ended October 31, 2007.

Management has developed an operating plan that it believes will allow the Company to continue as a going concern through the end of the fiscal year ending January 31, 2008.  Based upon the Company’s cash position at October 31, 2007 of $2.3 million as well as current expectations regarding revenues and operating costs, the Company believes it can meet the cash requirements of the current plan for the fiscal year ending January 31, 2008 without raising additional funds.

The Company expects it will continue to incur losses during the remainder of the fiscal year ending January 31, 2008 and beyond January 31, 2008.  Accordingly, the Company is undertaking efforts to raise additional capital within the current fiscal year, in the form of convertible debt or equity securities, loans from banks, other financial institutions or our affiliates, or a credit facility.

In the event the Company is unsuccessful in its plans to finance operations through the above means, or in amounts sufficient to maintain current operations, it will be forced to reduce, or significantly reduce, its level of operations, including by slowing our growth, delaying hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses and eventually, if necessary, cease operations altogether.  If the Company is successful in its plans to finance operations through the above means, these plans ultimately may not resolve the going concern issue and additional financings may also be necessary thereafter until the Company is able to attain and sustain profitable operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

For the three months ended October 31, 2007 and 2006, we reported net losses of $2.3 million and $2.5 million, respectively.  For the nine months ended October 31, 2007 and 2006, we reported net losses of $7.1 million and $8.0 million, respectively.

Licensing Revenue and Cost of Licensing

Revenue from technology licensing was $0.2 million and $0.6 million for the three and nine months ended October 31, 2007, respectively.  Technology licensing revenues increased $0.16 million and $0.5 million from the corresponding three and nine month periods ended October 31, 2006, respectively, as our first technology licensing ] revenues were recorded in the three months ended October 31, 2006.  We are a party to a patent and technology license and technology transfer agreement with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended January 31, 2007, of which $0.2 million and $0.6 million was recognized as licensing revenue during the three and nine months ended October 31, 2007 and $0.03 million was recognized as licensing revenue in the three month period ended October 31, 2006.  This represents 100% of our licensing revenue for each of the periods described.  The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement.

Cost of licensing was $0.08 million and $0.2 million for the three and nine months ended October 31, 2007, respectively.  Cost of licensing increased $0.07 million and $0.2 million  from the prior year corresponding three and nine months periods ended October 31, 2006 as our first technology licensing contract was recorded in the prior year three month period and only a pro-rata portion of licensing costs were recognized in relation to the commencement date of the licensing contract.  The costs associated with licensing revenues are primarily related to amortization of intellectual property for the respective periods.  In the corresponding periods of the prior year and before the commencement date of the licensing contract, the amortization of intellectual property was reported under operating expenses.  Amortization is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, up to 20 years, which will result in higher gross profit as revenues increase.

Service Revenue and Cost of Services

Revenue from services was $0.03 million and $0.7 million for the three and nine months ended October 31, 2007.  We did not report any service revenue for the corresponding three and nine months ended October 31, 2006.  Service revenues represent billings for technical and professional services provided to existing customers related to our MLD technology.  We provide professional services to our customers in order for them to develop, test, and promote MLD applications in their products.  We believe that service revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the remainder of the fiscal year.

The cost of services for the three and nine months ended October 31, 2007 was $0.03 million and $0.06 million.  We did not report any cost of services for the corresponding three and nine months ended October 31, 2006.  Cost of services represents direct labor and overhead costs of providing the respective services.  We expect cost of services to increase in relation to service revenues.

Product Sales Revenue and Cost of Product Sales

Revenue from product sales was $0.08 million and $0.2 million for the three and nine months ended October 31, 2007, respectively.  Product sales revenues increased from the corresponding three and nine months periods ended October 31, 2006 as we recorded our first product sales in the three month period ended October 31, 2006.

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

The cost of product sales for the three and nine months ended October 31, 2007 was $0.07 million and $0.2 million, respectively. Cost of product sales increased from the prior year corresponding three and nine months periods ended October 31, 2006 as we recorded our first product sales in the prior year three month period.  Cost of product sales represents material, overhead and labor costs of assembling the prototypes at our research and development facility.  We have minimal margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual assembly.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource the assembly of many prototypes with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the future related to increases in quantities.

Operating Expenses

Total operating expenses decreased $0.1 million, or 6% from $2.5 million reported for the three months ended October 31, 2006 to $2.4 million reported for the three months ended October 31, 2007.  The decrease of $0.1 million from the corresponding period for the prior fiscal year is primarily due to a $0.2 million decrease in stock-based compensation and a $0.1 million increase in personnel and personnel related expenses, professional fees related to our public company filing requirements, travel expenses and increased sales and marketing activities.  For the nine months ended October 31, 2007, total operating expenses decreased $0.7 million, or 9%, from $8.2 million reported for the nine months ended October 31, 2006 to $7.5 million reported for the nine months ended October 31, 2007.  The decrease of $0.7 million from the corresponding period for the prior fiscal year is primarily due to a $2.1 million decrease in stock based compensation offset by a $1.4 million increase in operating expenses for personnel and personnel related expenses, professional fees related to our public company filing requirements, travel expenses and increased sales and marketing activities.

Total depreciation and amortization expense decreased $0.04 million, or 58% from $0.07 million for the three months ended October 31, 2006 to $0.03 million for the three months ended October 31, 2007.  The decrease is primarily the result of reporting amortization of intellectual property in our cost of licensing for the current period.  In the corresponding prior fiscal year period, we reported a pro rata amount of amortization expense based on the commencement date of a licensing agreement and the remainder of amortization expense was reported under operating expenses.  In total, depreciation and amortization expense is consistent with the amounts in the corresponding three months ended October 31, 2006.   For the nine months ended October 31, 2007, total depreciation and amortization expense decreased $0.13 million, or 70% from $0.2 million for the nine months ended October 31, 2006 to $0.07 million for the nine months ended October 31, 2007.  The decrease is primarily due to the same reasons discussed above with respect to the three months ended October 31, 2007.  Depreciation expense is not expected to increase proportionately with revenue or total operating expenses as it is not necessary for us to significantly increase our purchases of fixed assets.

Total research and development expenses increased $0.4 million, or 129%, from $0.3 million reported for the three months ended October 31, 2006 to $0.7 million reported for the three months ended October 31, 2007.  The increase of $0.4 million from the corresponding period in the prior fiscal year is primarily due to increases in stock-based compensation, travel and personnel and personnel related expenses.  For the nine months ended October 31, 2007, total research and development expenses increased $0.02 million or 1% from $1.85 million reported at nine month ended October 31, 2006 to $1.87 million reported in the nine months ended October 31, 2007.  The increase of $0.02 million from the corresponding period in the prior fiscal year is primarily due to $0.36 million decrease in stock based compensation offset by $0.38 million increase in operating expenses for travel and personnel and personnel related expenses.  We expect research and development costs to increase as new employees are added and we continue to intensify our research and technology enhancement activities.

Total sales and marketing expenses increased $0.02 million, or 4%, from $0.48 million reported for the three months ended October 31, 2006 to $0.5 million reported for the three months ended October 31, 2007.  The increase of $0.02 million from the corresponding period in the prior fiscal year is primarily due to increases in stock-based compensation, travel expenses, personnel and personnel related expenses and increased sales and marketing activities.  For the nine months ended October 31, 2007, total sales and marketing expenses decreased $0.08 million or 5% from $1.48 million reported for the nine months ended October 31, 2006 to $1.4 million reported for the nine months ended October 31, 2007.  The decrease of $0.08 million from the corresponding period in the prior fiscal year is primarily due to $0.56 million decrease in stock based compensation, offset by $0.48 million increase in operating expenses for travel expenses, personnel and personnel related expenses and increased sales and marketing activities.  We expect sales and marketing expenses to increase in absolute dollars as we hire additional staff and attempt to secure additional licensees for our technology.

Total general and administrative expenses decreased $0.5 million, or 32%, from $1.7 million reported for the three months ended October 31, 2006 to $1.2 million reported for the three months ended October 31, 2007.  The decrease of $0.5 million from the corresponding period in the prior fiscal year is primarily due to $0.7 million decrease in stock based compensation, offset by $0.2 million increase in operating expenses for personnel and personnel related expenses, director fees, and professional fees related to our public company filing requirements.    For the nine months ended October 31, 2007, total general and administrative expenses decreased $0.5 million, or 12%, from $4.6 million reported for the nine month ended October 31, 2006 to $4.1 million reported for the nine months ended October 31, 2007.  The decrease of $0.5 million from the corresponding period in the prior fiscal year is primarily due to $1.7 million decrease in stock based compensation, offset by $1.2 million increase in operating expenses for personnel and personnel related expenses, director fees, and professional fees related to our public company filing requirements.  We expect general and administrative expenses to increase in absolute dollars as we expand operations and also engage in Sarbanes-Oxley compliance.

Other Income and Expense

Other income and expense primarily consists of interest income earned on cash and marketable securities offset by interest expense on outstanding notes payable.  Also included in other income and expense are foreign exchange gains and losses as well as miscellaneous income and expense transactions.  For the three months ended October 31, 2007, net other income and expense decreased $0.09 million from the corresponding period in the prior year.  The decrease was primarily due to a $0.06 million decrease in foreign exchange gains and losses and a $0.03 million decrease in interest income.  For the nine months ended October 31, 2007, net other income and expense decreased $0.19 million from the corresponding period in the prior year.  The decrease is primarily due to a $0.18 million decrease in foreign exchange gains and losses and a $0.09 million decrease in miscellaneous other income offset by an increase in net interest income.  Although we had increases in interest income from the corresponding periods in the prior fiscal year, we anticipate that interest income will decline in future periods as a result of our continued funding of operations reducing cash available for investments.  We do not expect significant income from any of these other income categories in the future.

Liquidity and Capital Resources

As of October 31, 2007, we had cash and cash equivalents of $2.3 million, which represents a decrease of $3.0 million from year ended January 31, 2007.  The net decrease of $3.0 million results from the use of $6.3 million in operating activities for the nine months ended October 31, 2007 offset by $2.6 million and $0.7 million provided by investing and financing activities, respectively.   Investing activities includes the use of $0.4 million for fixed asset and intellectual property purchases and $3.0 million provided by the maturity of marketable securities.  Financing activities includes $0.7 million provided by the exercise of stock options and warrants.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of October 31, 2007, we had 12,982,912 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.74.  We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at October 31, 2007 and 2006.

We have no unrecognized tax benefits as of February 1, 2007; consequently, the application of FIN 48 had no impact on retained earnings.  As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the nine months ended October 31, 2007. In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. At October 31, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the nine months ended October 31, 2007.

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

                During the nine months ended October 31, 2007 we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  There was no impact to our consolidated financial position, results of operations or cash flows for the nine months ended October 31, 2007.

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

WE EXPECT ADDITIONAL FINANCING THAT WILL DILUTE SHAREHOLDINGS OR RESTRICT OUR OPERATIONS.

               Because our cash flow is not likely to be sufficient to fund our future operating expenses and the growth of our business, we are undertaking efforts to obtain additional financing and we expect that we will finance our future losses through additional financings within the current fiscal year.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or  convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility. We cannot, however, be certain that any such financing will be available on terms favorable to us, if available at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing  our growth, delaying  hiring, abandoning  certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or  eventually, if necessary, cease operations altogether.

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

As of October 31, 2007, K1W1, our majority stockholder, possessed beneficial ownership of 36,664,355 shares of our common stock, or approximately 53% of our outstanding common stock, including 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS SECURITY REGISTRATIONS BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

In 2007, the number of shares available for resale on the OTC Bulletin Board has increased and may continue to increase.  Shares of our outstanding common stock totaling 67,831,341 are now eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule.  Additionally, we have registered on Form S-8 22,241,260 shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed on September 5, 2007.  In addition, in connection with our prior private placements and other arrangements with certain of our security holders, we have most recently filed an Amendment No. 4 to our registration statement on Form SB-2/A to register 21,463,423 shares of our outstanding common stock (all but 371,243 of which are eligible for resale under Rule 144, subject to the limitations of that rule), and 16,406,119 shares underlying outstanding warrants to purchase our common stock.  Once the registration is effective, there may be a significant increase in the number of shares sold and available for resale on the OTC Bulletin Board.  Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On August 3, 2007, the Plan was amended to increase the number of shares available for issuance upon exercise of options and other equity-based awards by 8,500,000 shares, pursuant to a written consent executed by the holder(s) of 35,780,006 shares of our outstanding common stock.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (12)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	[Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California	X

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Reports on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 2, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19?, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: December 14, 2007	By:	/s/ Thomas L. Marcus
Thomas L. Marcus Chief Executive Officer

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Chief Financial Officer and Chief Accounting Officer