Form 10QSB/A
period 2007-10-31
PUREDEPTH, INC.
filed 2007-12-17
CIK 1281108

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

Explanatory Note: The undersigned Issuer hereby amends its Quarterly Report on Form 10-QSB for the quarter ended October 31, 2007 in order to correct rounding errors discovered after filing in the Other Income (Expense) section of the Condensed Consolidated Statements of Operations and in the table of Outstanding and Exercisable Options disclosed in Note 6; the undersigned issuer has submitted the Quarterly Report in its entirety.  In addition, the issuer revised language in the “Going Concern” in Note 1 and in the first Risk Factor included in Part II, “Other Information”, which were inadvertently omitted in the Quarterly Report as originally filed.

Except as described above, no changes have been made to the Quarterly Report as originally filed. This Amendment No. 1 continues to speak as of the original date the original Quarterly Report was filed and does not reflect events occurring after the filing of the Quarterly Report as originally filed, or modify, or update those disclosures affected by subsequent events.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

October 31, 2007
Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$2,281,069
Restricted cash	77,774
Accounts receivable	106,222
Other current assets	198,341
Total current assets	2,663,406

Property & Equipment (net)	399,310

Other Assets
Intellectual property (net)	2,561,790

Total Assets	$5,624,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$305,925
Accrued expenses	600,668
Accrued interest	50,850
Deferred revenue - current portion	750,000
Notes payable - current portion	124,480
Total current liabilities	1,831,923

Long Term Liabilities
Deferred revenue	2,221,154
Notes payable	444,279

Total Liabilities	4,497,356

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no outstanding shares	-
Common stock, $0.001 par value 190,000,000 shares authorized, 68,202,584 shares issued and outstanding	68,203
Additional paid-in-capital	33,903,666
Accumulated other comprehensive loss	(648,778)
Accumulated deficit	(32,195,941)
Total stockholders' equity	1,127,150

Total Liabilities and Stockholders' Equity	$5,624,506

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007 Unaudited	2006 Unaudited	2007 Unaudited	2006 Unaudited
Revenue
Licensing	$187,500	$28,846	$562,500	$28,846
Services	32,088	-	67,087	-
Product sales	77,000	52,650	207,317	52,650
Total revenue	296,588	81,496	836,904	81,496

Cost of licensing	80,634	11,289	234,603	11,289
Cost of services	32,256	-	57,776	-
Cost of product sales	65,023	55,178	184,565	55,178
Total cost of revenue	177,913	66,467	476,944	66,467
Gross margin	118,675	15,029	359,960	15,029

Operating Expenses
Depreciation and amortization	30,348	72,253	68,810	225,262
Research and development	701,284	306,642	1,870,661	1,855,291
Sales and marketing	504,625	484,863	1,400,713	1,480,112
General and administrative	1,150,831	1,679,642	4,127,035	4,675,249
Total operating expenses	2,387,088	2,543,400	7,467,219	8,235,914

Loss from operations	(2,268,413)	(2,528,371)	(7,107,259)	(8,220,885)

Other Income (Expense)
Interest income	29,122	59,827	177,292	118,485
Interest expense	(14,041)	(16,721)	(41,804)	(65,305)
Foreign exchange gain/(loss)	(78,532)	(14,305)	(145,305)	34,922
Other income	470	2,039	362	88,119
Total other income (expense)	(62,981)	30,840	(9,455)	176,221

Loss from continuing operations	(2,331,394)	(2,497,531)	(7,116,714)	(8,044,664)

Discontinued operations – Numismatic Capital Group, net of income taxes	-	-	-	15,279
Net loss	$(2,331,394)	$(2,497,531)	$(7,116,714)	$(8,029,385)

Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.11)	$(0.14)
Weighted average shares outstanding	67,424,122	57,261,454	66,953,379	57,182,066

Comprehensive Loss
Net loss, per statement of operations	$(2,331,394)	$(2,497,531)	$(7,116,714)	$(8,029,385)
Foreign exchange gain	62,122	-	62,122	33,132
Comprehensive net loss	$(2,269,272)	$(2,497,531)	$(7,054,592)	$(7,996,253)

Basic and Diluted Loss per Share
Net loss from continuing operations	$(0.03)	$(0.04)	$(0.11)	$(0.14)
Income (loss) from discontinued operations, net of income tax	-	-	-	-
Foreign exchange gain	-	-	-	-
Comprehensive net loss	$(0.03)	$(0.04)	$(0.11)	$(0.14)
Weighted average shares outstanding	67,424,122	57,261,454	66,953,379	57,182,066

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

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2007:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.28 - $0.44	9,053,344	5.0	$0.28	$6,028,471	9,053,344	$0.28	$6,028,471
$0.85 - $2.07	2,790,902	6.6	1.36	10,000	209,750	1.40
$2.20 - $2.95	573,400	6.1	2.29		152,250	2.32
$3.03 - $3.51	565,266	5.9	3.37		203,445	3.37
Total	12,982,912	5.4	$0.74	$6,038,471	9,618,789	$0.41	$6,028,471
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

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of PureDepth, Inc. on Form 10-QSB/A No. 1 contains certain “forward-looking statements.” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing.  Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies.  These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Quarterly Report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor except as may be required under the federal securities laws.  You are advised, however, to read any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and amendments to such reports.  Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Quarterly Report.

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

We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-QSB/A No.1. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.  See also the section entitled “Risk Factors” for certain matters which may affect our future results of operations.

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

WE ARE SEEKING ADDITIONAL FINANCING THAT WILL DILUTE SHAREHOLDINGS OR RESTRICT OUR OPERATIONS.

               Because our cash flow is not likely to be sufficient to fund our future operating expenses and the growth of our business, we are undertaking efforts to obtain additional financing in order to finance our future losses through the current fiscal year and thereafter.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or  convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility. We cannot, however, be certain that any such financing will be available on terms favorable to us, if available at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing  our growth, delaying  hiring, abandoning  certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or  eventually, if necessary, cease operations altogether.

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

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (12)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	[Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Reports on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 2, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19?, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Current Report on Form 10-QSB filed on December 14, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: December 14, 2007	By:	/s/ Thomas L. Marcus
Thomas L. Marcus Chief Executive Officer

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Chief Financial Officer and Chief Accounting Officer