Form 10KSB
period 2008-01-31
PUREDEPTH, INC.
filed 2008-04-30
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008

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

Issuer’s revenues for its most recent fiscal year: $1,024,405.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the Issuer’s common stock as of April 18, 2008 was approximately $7,036,000.  Shares of common stock held by each officer and director and by each person known by the Issuer to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2008, 68,483,979 shares of Issuer’s common stock, $0.001 par value, were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format:    Yes [  ]  No [X]

PUREDEPTH, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JANUARY 31, 2008

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

Company and Fiscal Year

As used herein, unless the context otherwise requires, PureDepth, Inc., together with its New Zealand subsidiaries PureDepth Limited and PureDepth Incorporated Limited, are referred to in this Annual Report on Form 10-KSB as the “Company,” “we,” “us” and “our.” References herein to year ending 2009, and years ended 2008 and 2007 mean the fiscal year ending January 31, 2009, and the fiscal years ended January 31, 2008 and January 31, 2007, respectively.

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

Corporate Background and Organization

Predecessor Entities

PureDepth, Inc. was originally incorporated in California in April 2005 as the successor-in-interest to a New Zealand corporation, Deep Video Imaging Limited, founded in 1999, and its wholly owned subsidiaries PureDepth Limited and PureDepth Incorporated Limited. In this prospectus, we occasionally refer to PureDepth, Inc. (the California Corporation) and its predecessors-in-interest as the “PureDepth Group” and to Deep Video Imaging Limited as “DVIL.”

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

Subsidiaries

PureDepth, Inc. has a wholly-owned subsidiary named PureDepth Limited, which in turn has a wholly-owned subsidiary named PureDepth Incorporated Limited.  Both PureDepth Limited and PureDepth Incorporated Limited are New Zealand corporations. PureDepth Limited owns our intellectual property portfolio, which is licensed to PureDepth, Inc. pursuant to an exclusive, perpetual license agreement. PureDepth Incorporated Limited provides operations and other support for us, including regional finance, administration, research and development, and intellectual property (including legal) management operations on behalf of its parent entities. All financial items included in this prospectus are denominated in US dollars unless specifically identified as New Zealand dollars.

Principal Executive Offices

Our principal executive offices are located at 255 Shoreline Drive, Suite 610, Redwood City, California 94065. Our telephone number is (650) 632-0800. Our website is www.puredepth.com. None of the information on our website is part of this prospectus.

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

▪
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

▪
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

▪
Natural viewings angles:  MLD-based display devices do not impose any restrictions on the angle at which a 3D image may be viewed. Typical stereoscopic displays have a “sweet spot” where the user must position themselves so that the 3D effect is optimal. As MLD technology uses real depth, users can view the display from all angles as they would when viewing a single layered display.

▪	Un-aided viewing experience: MLD-based display devices do not require the viewer to use any ancillary devices such as tracking systems or viewing glasses.

In addition, we believe our technology has the following market advantages:

▪
Uses existing technology: MLD display devices can replace single layer display devices and enhance off-the-shelf computing hardware and software, allowing any user to upgrade and differentiate without writing-off current information and technology investments. As such, MLD technology can be used with all major operating systems.

▪
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

▪
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

▪
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

▪
Natural Human Interfaces.  By using the front LCD in our MLD technology as an interface display and the back LCD as a content display, our MLD technology can be utilized to create artificial 3D human interfaces for use in product applications ranging from computer graphical user interfaces to television programming and recording.

▪
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

Licensing revenues are primarily royalties paid by licensees for the integration of our intellectual property into their display-based products.  These revenues are generally calculated on a per-unit sold or shipped basis.  In connection with our licensing arrangements, for an additional fee we may also provide various support services to help our partners achieve a successful launch of their MLD-based products.  These services may include the following:

▪	Engineering consulting services, including providing reference designs and technical transfers for rapid product design for mass production of MLD-based products;

▪	Specification and supply of the interstitial component used in these MLD devices;

▪
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

▪	Software support and training, which can involve on-site training sessions on best practices in design and/or training on our software tools and drivers for market-specific applications.

Product revenues are generally derived from sales of our MLD-enabled, display-based product prototypes.  We have developed and manufactured a limited number of these prototypes for each of our target markets.  We market these prototypes to our existing or potential partners, who generally use them to evaluate our technology and to develop, test and promote MLD-based display products.

Our Strategy

We are focused on creating mutually beneficial partnerships with the leading providers in each of our target markets: location-based entertainment devices, computer monitors, public information display systems, mobile devices, flat-panel televisions and other mass market display devices.  We intend to capitalize on our technical know-how and innovative culture to continue developing and delivering compelling visual display experiences utilizing MLD. Through our partnerships we believe we can create a consumer expectation and promote expansion for MLD-based visual displays.

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

In Japan, we are a party to an agreement with Sanyo Electric Corporation (Sanyo) for the licensing of our MLD technology into products for the Pachinko and Pachislot market.  According to the National Police Agency of Japan, this market is one of the largest gaming markets in the world with unit volume approaching 6,000,000 machines per year.  Sanyo is developing an innovative Pachinko and Pachislot platform integrating MLD technology that they expect to begin shipping to customers by the end of our year ending 2009.

Outside of Japan, we are a party to a licensing agreement with International Game Technology (IGT) for the licensing of our technology into wager-based gaming machines.  IGT is the largest provider of gaming machines outside of Japan. The total annual estimated worldwide sales volume of slot machines is approximately 300,000 units.

Computer Monitors

DisplaySearch estimated that there were over 120,000,000 computer monitors sold in calendar year ended 2007.  The leading product vendors selling monitors include Samsung, Dell, HP, Acer, LGE and Viewsonic. As evidenced by the significant declines in average selling prices for monitors in recent years, this market is highly competitive and driven mostly by price.  Our strategy is to provide a highly compelling solution for the high-end gamer and graphics professional.  Gamers and graphics professionals generally demand the best visual experience, which is typically characterized by high-end graphics cards, large displays and fast refresh rates. Moreover, graphics professionals will be able to double their viewing area without compromising their physical space.

Public Information Display Systems

According to Meko research, a market research firm, the market for specialist displays will continue to grow in the low double-digit range overall but LCD sales are showing more than 40% year on year growth in 2007 and continued double-digit increases in 2008 and 2009.  The main goal of public information displays is to capture the attention of the public with compelling information and entertainment.  Because MLD solutions can provide eye-catching graphics by having images jump from the back LCD to the front LCD, MLD solutions can be a very effective and unique vehicle for public information displays where attention-grabbing technologies are a key factor for success.  Our strategy is to work with the leading providers of LCD monitors, public information display integrators, and manufacturers.

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

Flat Panel Televisions

DisplaySearch estimated that there were over 60,000,000 LCD flat-panel televisions sold in calendar year ended 2007.   The leading vendors in this market include Samsung, Sharp, Sony, Philips and LGE.  Our strategy is to provide a platform for seamless integration of computer and television interfaces using MLD-based display devices.  Because MLD technology provides two layers of LCD panels, enhanced interfaces can be easily displayed across any video signal that can drive an LCD panel.  This allows for such applications as Tivo-like recording, Apple TV or Microsoft Media Center access to be displayed on one layer, while separate content is displayed on the other layer utilizing another video signal.  In addition to new interfaces, MLD-based televisions have the capability of providing highly saturated colors by using the back LCD as a dynamic color backlight.

Other Mass Market Devices

We believe that automotive, defense and other vertical markets like personal navigation are well aligned to take advantage of our MLD technology.  Our strategy for vertical market penetration is to work with established leaders and integrators in these markets, including the major automobile manufacturers and their associated integrators.

Sales and Marketing

Our sales and marketing strategy is focused on securing and supporting our partners.

Sales Strategy

Because we are primarily a licensing company, we focus our attention to named accounts in each of our target product areas.  Key areas of focus are LCD manufacturers in Asia and leading product companies in each of our target markets.

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

Total research and development costs were $2.8 million and $2.3 million for the years ended 2008 and 2007, respectively.

Customers and Partners

Currently, our key customers are our current product partners: Sanyo and IGT in the location-based entertainment device market, and Samsung Electronics Corporation (“Samsung”) in the consumer products market, that may include computer monitors, TVs, and public information displays.. We are working to expand our customer base by targeting LCD manufacturers, primarily based in Asia, as potential LCD manufacturing partners.

In the years ended 2008 and 2007, license revenue from our agreement with IGT accounted for 100% of our licensing revenues and approximately 73% and 80% of our total revenues, respectively.

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

Proprietary Rights and Licenses

Intellectual Property and Patents

With 50 patents covering the United States, Europe, Japan, Korea and smaller markets around the world, we believe that our MLD technologies are well protected for use in any form factor utilizing multiple LCDs with real depth and an interstitial component. PureDepth has maintained a rigorous intellectual property strategy since inception. We believe that this strategy will ensure that the core technology we have developed is protected and will simultaneously limit the ability of competitors to operate in our market. Our intellectual property portfolio includes an extensive range of defensive and offensive patents, trademarks and designs. The main focus of the portfolio relates to the MLD technology together with improvements and components. In addition, the portfolio includes certain software applications we have developed for use with our MLD technology.

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

Assignment of Intellectual Property from the BASS Group

In December 2001, DVIL entered into an agreement with BASS Group LLC, a Florida limited liability company, whereby John and Robert Bass assigned the rights and interest to three patents granted in the U.S. These rights were subsequently assigned to PureDepth Limited.  In consideration of the assignment, PureDepth Limited is required to pay BASS Group approximately $175,000 per year through 2010. Currently, we owe BASS Group an aggregate of approximately $525,000.  As of the date of this filing, no amount is currently due, the next payment due date is December 1, 2008.   Pursuant to the agreement with BASS Group, we may be required to reassign the intellectual property to BASS Group in the event of certain defaults, including failure to pay pursuant to the agreement.

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

Employees

As of January 31, 2008 we had 28 full time employees based in the United States and New Zealand.  Our research and development, hardware and software engineering and intellectual property patenting activities are based in New Zealand, and our business development activities are based out of our United States headquarters.   The current level of employees is adequate to run our operations and support our existing customer agreements.  We do not anticipate hiring additional employees in year ending 2009 until we resolve our funding needs and we may be required to reduce our worldwide headcount further depending on the amount, type and terms of any funding we may attain.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE OBTAINED FINANCING, AND ARE SEEKING ADDITIONAL FINANCING, THAT WILL DILUTE SHAREHOLDINGS, AND OUR FAILURE TO OBTAIN ADDITIONAL FINANCING WILL RESTRICT OUR OPERATIONS AND MAY CAUSE US TO CEASE OPERATIONS ALTOGETHER.

Because our cash balance and cash flow is not likely to be sufficient to fund our future long-term operating expenses and the growth of our business, we are undertaking efforts to obtain additional financing or funding in order to finance our future losses during the current fiscal year and thereafter.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility; in addition, additional funding could be sought from new or existing license partners in the form of royalty advances or other prepayment. In the first quarter of the year ending 2009, we entered into a Note Purchase Agreement with K1W1, our majority stockholder, pursuant to which we issued K1W1 notes in the aggregate principal amount of $3,000,000.  The notes will be convertible at a discount of five percent into the investment instruments we would issue pursuant to and upon any subsequent qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the notes may, at K1W1’s option, convert into our common stock at a five percent discount from a formula-derived market price, which will dilute existing shareholders.  In addition, pursuant to the Note Purchase Agreement, K1W1 received a three-year warrant to purchase a number of the instruments that are issued in the qualified financing equal to 10% of the aggregate principal under the Notes divided by the discounted price at which such Notes convert.  If this warrant is exercised, the resulting issuance of instruments would also dilute the existing shareholders, including those investors which participated in the qualified financing.

We expect that it will be necessary for us to obtain additional financing or other funding in order to fund our operations beyond July 2008.  We cannot, however, be certain that any such financing or funding will be available on terms favorable to us, or if such financing or funding will be available to us at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be further diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock.

Ultimately, if no additional financing or funding is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing our growth, delaying  hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or eventually, if necessary, cease operations altogether.  Further, if we do not enter into a qualified financing resulting in the conversion of the notes issued to K1W1, or do not satisfy the payment obligations under the notes, K1W1 may elect to exercise its remedies with respect to its security interest described below under the heading “We have granted our lender a security interest in our assets, and a default of our obligations under our outstanding convertible notes could result in the seizure or forced sale of our assets.”

WE HAVE GRANTED OUR LENDER A SECURITY INTEREST IN OUR ASSETS, AND A DEFAULT OF OUR OBLIGATIONS UNDER OUR OUTSTANDING CONVERTIBLE NOTES COULD RESULT IN THE SEIZURE OR FORCED SALE OF OUR ASSETS.

Our obligations under the Note Purchase Agreement and Security Agreement, under which the Company raised $3,000,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements including of the Company's fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements,  including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in "Note 16 -- Subsequent Events."

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

We do not manufacture, market or sell visual display consumer products, other than prototypes, and expect to derive a substantial portion of our future revenues from the licensing of our MLD technology to our partners for their incorporation into innovative new products for sale.  We expect that these revenues will generally be based on royalty payments calculated on a per unit sold or shipped basis.  Accordingly, our licensing revenues depend on the success of our licensees in launching products in volume that incorporate our technology. We cannot control these manufacturer’s product development or commercialization efforts or predict their success. The process of developing and marketing new products is generally complex and uncertain, and involves a number of risks including, without limitation, the following:

▪	our partners may be unable to obtain adequate funding and resources necessary for investments in new products and technologies;

▪	our partners’ investments and commitment of significant resources may not result in successful new products or technologies;

▪	our partners may misunderstand their customers’ product needs and desires;

▪
our partners may not be able to successfully anticipate the new products and technologies which will gain market acceptance, especially since the industry in which they operate is characterized by rapid changes, including technological changes;

▪	our partners’ technology may become obsolete earlier than expected due to rapid advancements in technology and changes in consumer preferences, and

▪	delays in being first to market with new technologies and products may prevent our partners from successfully competing with their rivals.

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

We currently have licensing arrangements only with IGT, Sanyo, Samsung, and DRS, and expect to derive a majority of our revenues for the year ended 2008 in the form of deferred revenue resulting from prepaid royalties under our licensing agreement with IGT.  We are not expecting significant additional revenue Samsung, Sanyo or DRS, or revenues resulting in cash, during the year ending 2009 as we cannot control our other partner’s product development or commercialization efforts.  If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

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

Our development and sale of MLD prototype products depend in part on obtaining adequate supplies of quality raw materials and components, which are in many cases with non-standard or customized specifications, on a timely basis. Similarly, our third party licensors also depend on adequate supplies of quality raw materials and components to manufacture MLD products, including without limitation, polarized and/or laminated film.  In general, most of the raw materials as well as key components of these MLD products are sourced from two or three suppliers for each key component. The high volume, lower cost manufacturers of these materials generally will not sell in smaller quantities, nor will they generally build non-standard or customized materials. We, and our third-party licensors, may experience shortages in the supply of these and other components or raw materials as a result of, among other things, anticipated capacity expansion in the MLD and competitive industries. If we or our third-party licensors are unable to obtain adequate supplies of high quality raw materials or components at a reasonable cost or in a timely manner, or are unable to make alternative arrangements for such supplies, our operating results could be negatively impacted.

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

If our products, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

▪	obtain licenses, which may not be available on commercially reasonable terms, if at all;

▪	abandon an infringing implementation or product;

▪	redesign our products or processes to avoid infringement;

▪	stop using the subject matter claimed in the patents held by others;

▪	pay damages; or

▪	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

Our success depends to a significant extent upon the continued service of our research and development and engineering personnel, and on our ability to continue to attract, retain and motivate qualified researchers and engineers, especially during periods of rapid growth. The loss of the services of any of our key research and development and engineering personnel or senior management, without adequate and timely replacement, could result in delays in product development, loss of customers, partners and sales, and a diversion of management resources, each of which could have a material adverse effect on our business.  The current cash position of the Company, and our publicly identified need for funding, may increase the risk of loss of employees, including without limitation, loss resulting from employee concerns about their job security or loss resulting from other companies identifying the employees as suitable and susceptible hire candidates.

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

WE EXPECT TO HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH WILL POSE UNIQUE RISKS TO OUR BUSINESS.

We expect that a substantial portion of our operational activity and the operational activity of our partners will be conducted outside of the United States and particularly in Asia. There are a number of risks inherent for us and our LCD product and LCD manufacturing partners in doing business in overseas markets, including the following:

▪	unexpected legal or regulatory changes;

▪	unfavorable political or economic factors;

▪	difficulties in recruiting and retaining personnel;

▪	labor disputes, including strikes;

▪	less developed technological infrastructure, which can affect our production or other activities or result in lower customer acceptance of our products and services;

▪	potentially adverse tax consequences; or

▪	social, political or economic turmoil due to terrorism, war, or other factors.

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

As of April 18, 2008, K1W1, our majority stockholder, possessed beneficial ownership of 36,664,355 shares of our common stock, or approximately 53% of our outstanding common stock, including 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS OUR SECURITY REGISTRATIONS HAVE BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

In the year ending 2008, the number of shares available for resale on the OTC Bulletin Board has increased and may continue to increase in the future.  Shares of our outstanding common stock totaling 68,483,979 are now eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule.  Additionally, we have registered on Form S-8 22,241,260 shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed on September 5, 2007.  In connection with our prior private placements and other arrangements with certain of our security holders, we have registered on Form SB-2/A, 21,463,423 shares of our outstanding common stock and 16,406,119 shares underlying outstanding warrants to purchase our common stock.  Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

Item 2- Description of Property

In October 2005 we entered into a lease agreement with First Five Trust for office and facility space in New Zealand at 24 Morrin Road, Panmure, Auckland.  The premises in New Zealand houses our research and development activities. The lease covers approximately 5,750 square feet for approximately $3,950 per month under a three-year lease agreement expiring in October 2008, subject to certain rights of renewal.

In May 2006, we entered into an office lease agreement with CA-Shorebreeze Limited Partnership relating to our lease of corporate office space at 255 Shoreline Drive, Suite 610, Redwood City, California 94065. The lease covers approximately 2,200 square feet for $5,131 per month and expires in May 2008.

In November 2007, we entered into a new office lease agreement with The Realty Associates Fund VII L.P. for office space at 3 Twin Dolphin Drive, Suite 350 Redwood City, CA.  The new office lease is a 4 year term, commencing on February 1, 2008 and covers approximately 4,626 square feet at a rate of $12,952 per month.  We subsequently subleased this office space to Precise Software Solutions (the sublessee) for a 24 month term commencing on June 1, 2008 at a rate of  $13,647 per month.

Item 3- Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5- Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Stock

Since May 11, 2006, our common stock has traded on the OTC Bulletin Board under the symbol “PDEP.OB.” From March 31, 2006, the closing date of the reverse merger, to May 10, 2006, our common stock traded on the OTC Bulletin Board under the symbol “DMDO.”  Prior to March 31, 2006, there was no established public trading market for any class of equity securities of PureDepth, Inc. (the California entity) or any of its predecessors-in-interest, and the common stock traded was that of Diamond One, Inc. under the symbol “DMDO.”  The following table lists the high and low bid price for common stock as quoted on the OTC Bulletin Board during each quarter (or other period, as noted) within the year ended 2008 and 2007.  Although we have provided price information for Diamond One, Inc. prior to the reverse merger on March 31, 2006, we believe that the trading of the common stock of Diamond One, Inc. is not material due to our complete divestiture of the Diamond One business operations in May 2006.

	Price Range
Quarter Ended or Other Period as noted	High	Low
January 31, 2008	$1.15	$0.24
October 31, 2007	1.54	0.70
July 31, 2007	2.13	1.30
April 30, 2007	2.38	1.18

January 31, 2007	3.84	2.03
October 31, 2006	3.50	1.85
July 31, 2006	2.35	1.45
April 1 - April 30, 2006	2.15	1.80

February 1 – March 31, 2006	2.11	1.30

The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Throughout the periods indicated above, trading in our common stock was sporadic, exemplified by low trading volume.

Record Holders

As of January 31, 2008, there were approximately 120 holders of record of our common stock.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of January 31, 2008:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,429,240(1)	$0.73	7,528,266 (2)
Equity compensation plans not approved by security holders
Total	13,429,240	$0.73	7,528,266

(1)
Represents (i) 12,002,429 shares issuable upon exercise of outstanding stock options granted under our 2006 Stock Incentive Plan with a weighted average exercise price of $0.74 per share, (ii) 1,082,811 shares issuable upon exercise of C-warrants issued for professional services with an exercise price of $0.44 per share and (iii) 344,000 shares issuable upon exercise of D-warrants issued for professional services with an exercise price of $1.20 per share.

(2)	Represents shares available for future issuance under our 2006 Stock Incentive Plan.

Recent Sales of Unregistered Securities.

During the year ended 2008, we sold the following securities in transactions not registered under the Securities Act of 1933.

•	In March 2007, we issued 205,202 shares of common stock pursuant to the exercise of B-warrants at an exercise price of $0.87 per share for cash totaling $178,903.

•
In February 2008, we entered into a convertible note purchase agreement (“Note Purchase Agreement”) with K1W1 providing for the purchase by K1W1 of convertible notes (“Notes”) up to of an aggregate principal amount of $3,000,000.  Under the Note Purchase Agreement, upon the closing, on February 4, 2008, K1W1 purchased an initial note of $1,000,000 ($100,000 of which was previously funded to the Company on January 30, 2008) and on March 14, 2008 K1W1 purchased another note of $2,000,000.  The Notes will be convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the Notes may, at K1W1’s option, convert into common stock of the Company at a five percent (5%) discount from a formula-derived market price.  The Notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the Note Purchase Agreement, K1W1 will receive in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the Notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The Notes are secured by the assets of the Company pursuant to a security agreement.

The sales of securities identified above were made pursuant to privately negotiated transactions, which did not involve a public offering of securities.  Each of the investors in these transactions represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. These investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.  Based upon the foregoing, we believe that the transactions summarized above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, and/or Rule 506 promulgated thereunder, and Rule 701 promulgated under Section 3(b). All of the foregoing securities are deemed restricted securities for purposes of the Securities Act of 1933, except that the resale of the shares of common stock issued upon exercise of the B-warrants has been registered by us on Form SB-2.

Item 6- Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included under Item 7 of this Part II entitled “Financial Statements” and the above section entitled “Special Note Regarding Forward-Looking Statements”.

Plan of Operations

PureDepth, Inc. is a technology and licensing company focusing on the visual display experience by delivering award-winning Multi-Layer Display (MLD) technology.  We derive, and expect to continue to derive, revenues primarily from the licensing of our technology to our product partners and LCD manufacturing partners and, to a lesser extent, from sales of prototype MLD-enabled display devices that we manufacture. Licensees are and will be responsible for the manufacture and sale of display-based products incorporating our technology and related software.  In connection with our licensing arrangements, we may also derive revenues from the sale of software tools and drivers for market-specific applications and from various support services, including engineering consulting services, technical services for implementation and optimization of our technology and software support and training.

Our efforts in the immediate future are primarily focused on fulfilling the requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo),  International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung).  At the same time, we will continue to seek to diversify our sources of licensing revenue. We have identified the following target markets in North America, Asia and Europe that we believe are appropriate for our MLD technology: location-based entertainment devices, computer monitors, public information display systems, mobile devices, flat-panel televisions and other mass market display devices.  Our existing license agreements pertain to products for the location-based entertainment devices, mass market display devices and mobile devices.  Our goal is to expand our business by working with partner companies to develop MLD-based products and developing demand and a presence for such devices in our identified target markets.

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in both Redwood City, CA and Auckland, New Zealand. Other than our research and development expenses no significant capital equipment purchases are expected during the year ending 2009.

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

We maintain two facilities, our US headquarters in Redwood City, California and our research and development center in Auckland, New Zealand.  Both facility leases expire in year ending 2009; May 2008 for Redwood City, California and October 2008 for Auckland, New Zealand.  We expect to exercise our renewal option for our Auckland, New Zealand facility.  We recently signed a new 4 year lease in new location in Redwood City, California starting in February 2008.  Due to our reduction in headcount and our need to reduce costs, we subsequently subleased the new office space to a sublessee for a two year term commencing in June 2008 at terms similar to our obligations.  We expect to either renew our current lease or relocate to a similarly sized location at expiration of our current lease.

We have reduced the number of worldwide employees from a high of 46 employees during the year ending 2008 to a current level of 28 full time employees.  Five of our employees are located at our US headquarters in Redwood City, California and the remaining 23 employees are located at our research and development facility in Auckland, New Zealand.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements.  We do not anticipate hiring additional employees in the year ending 2009 until we resolve our funding needs and we may be required to reduce our worldwide headcount further depending on the amount, type and terms of any funding we may attain.

The report from our independent auditors on our financial statements for the year ending 2008 includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Our operations have incurred operating losses to date and are expected to continue to have operating losses in year ending 2009.  Because our cash balance and cash flow is not likely to be sufficient to fund our future long term operating expenses and the growth of our business, we are undertaking efforts to obtain additional financing in order to finance our future losses during the current fiscal year and thereafter.

In the first quarter of year ending 2009, we raised $3.0 million in secured convertible debt agreements from our majority shareholder.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility.  In January 2008, we executed a cost reduction plan at both our operating locations.   At the same time, we continue to seek to increase and diversify our sources of licensing revenue.

While we believe our plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur. In the event we are unsuccessful in our plans to finance operations through the above means, or in amounts sufficient to maintain current operations, we will be forced to again reduce, or significantly reduce our level of operations, including slowing growth, delaying hiring, abandoning certain product development including product development on which we may have already spent considerable resources and could eventually be forced, if necessary to cease operations altogether.  We may eventually, if necessary, seek other business opportunities through strategic alliances, merger or acquisition transactions or other arrangements that may dilute the interests of existing stockholders or cease operations altogether.  If we are successful in our plans to finance operations through the above means, these plans ultimately may not resolve the going concern issue and additional financings may also be necessary thereafter until we are able to attain and sustain profitable operations.  These uncertainties continue to raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

We reported net operating losses of $9.4 million in year ended 2008 and $10.2 million in year ended 2007.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  We expect our net loss to decrease in year ending 2009 as a result of operating expense reductions and increases in licensing royalties from our customers.  Our operations have not generated net income to date and are not expected to do so in year ending 2009.

Licensing Revenue and Cost of Licensing

	Fiscal Year Ended		Change
($ in thousands)	January 31, 2008	January 31, 2007	$	%
Licensing revenue	$750	$216	$534	247%
Cost of licensing	308	148	160	108%

Gross margin - $	$442	$68	$374
Gross margin - %	59%	31%

We are a party to a patent and technology license and technology transfer agreement (the “IGT Agreement”) with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended 2007.  Our licensing revenue consists entirely of the amortization of this advance non-refundable payment which began in October 2006.  The increase in licensing revenue is the result of a full year’s recognition of the amortized advance, non-refundable payment in year ended 2008 versus a partial period in year ended 2007.  The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement.

Our patent and technology licensing agreements provide royalties to us when our customers sell or ship products incorporating our MLD technology.   Except for advanced, non-refundable payments, we do not recognize licensing revenues until our customer sell or ship their products incorporating MLD technology.  Therefore, a majority of our potential licensing revenue is dependent upon our customers’ sales and marketing programs.  We expect to recognize licensing revenue from our customers’ sales in year ending 2009; however, we have no control over the timing or success of our customer’s sales or marketing programs.

Cost of licensing is primarily the amortization of capitalized costs related to our patents.  We entered into the IGT Agreement in October 2006 and a pro-rata portion of the related licensing costs were recognized in relation to its commencement date.  Prior to that commencement date, the amortization of our patents was reported under operating expenses.  The increase in cost of licensing is the result of a full year’s amortized patent costs in year ended 2008 as compared to a partial period in year ended 2007.  Cost of licensing is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, of up to 20 years.

Service Revenue and Cost of Services

	Fiscal Year Ended		Change
($ in thousands)	January 31, 2008	January 31, 2007	$	%
Service revenue	$67	$-	$67	100%
Cost of services	58	-	58	100%

Gross margin - $	$9	$-	$9
Gross margin - %	13%	-

We had no service revenue in year ended 2007.  Our services revenue consists entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensee in order for them to develop, test, and promote MLD applications in their products.  We believe that service revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services represents direct labor and overhead costs of providing the respective services.  We expect cost of services to increase in relation to service revenues.

Product Sales Revenue and Cost of Product Sales

	Fiscal Year Ended			Change
($ in thousands)	January 31, 2008	January 31, 2007		$	%
Product sales revenue	$207	$53		$154	291%
Cost of product sales	185	55		130	236%

Gross margin - $	$22	$(2)		$24
Gross margin - %	11%	(4%	)

Product sales represent sales of prototype MLD-enabled display devices to existing and potential licensing customers. We design and manufacture these prototypes specifically for sale to these customers, who use them to develop, test and promote MLD applications in their products. Product sales revenues increased in year ended 2008 because year ended 2007 had only a partial year’s worth of sales and because our number of existing and potential customers have increased in year ended 2008.  We expect product revenues of our prototype MLD-enabled display devices will continue to increase as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in year ending 2009.

Cost of product sales represents material, overhead and labor costs of assembling the prototypes at our research and development facility in Auckland, New Zealand.  We have minimal margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual assembly.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource the assembly of many prototypes with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the year ending 2009.

Operating Expenses

	Fiscal Year Ended
	January 31,		January 31		Change
($ in thousands)	2008	% of Total	2007	% of Total	$	%
Depreciation and amortization	$102	1%	$189	2%	$(87)	(46%	)
Research and development	2,769	28%	2,301	22%	468	20%
Sales and marketing	1,749	18%	1,843	17%	(94)	(5%	)
General and administrative	5,251	53%	6,214	59%	(963)	(15%	)

Total operating expenses	$9,871	100%	$10,547	100%	(676)	(6%	)

Included in our operating expenses are stock-based compensation costs related to the granting of warrants to non-employees for services and options to employees and directors.  Stock-based compensation totaled $0.9 million for year ended 2008 and $3.2 million for year ended 2007.  The decrease of $2.3 million is primarily attributed to anti-dilution provisions in options granted as part of our merger transaction in year ended 2007.  We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In year ended 2008 we expensed stock-based compensation of $0.2 million in research and development, $0.1 million in sales and marketing, and $0.6 million in general and administrative operating expense categories.

Depreciation and amortization.  The decrease in depreciation and amortization is primarily the result of reporting amortization of intellectual property in our cost of licensing for the entire year ended 2008.  In the corresponding prior year ended 2007, we reported a pro rata amount of amortization expense in cost of licensing based on the commencement date of our IGT licensing agreement.  The remainder of amortization expense in year ended 2007 was reported under operating expenses.  In total, depreciation and amortization expenses are consistent with the prior year.  Depreciation expense is not expected to increase proportionately with revenue or total operating expenses as it is not necessary for us to significantly increase our purchases of fixed assets.

Research and development.  Research and development expenses consist primarily of personnel salary and benefits, travel, materials, consultant fees and stock based compensation.  The increase in research and development expenses is primarily due to the hiring of a new Chief Technology Officer and six engineers during the first half of year ended 2008 of $0.5 million and the subsequent severance expense related to a reduction in headcount for the research and development department of $0.2 million during the same fiscal period.  Additional increases related to increased travel and project expenses of $0.3 million related to the increased activity with our existing and potential new customers in Asia and United States.  Offsetting these increases were reductions in consultant fees of $0.3 million as more projects were administered in-house with newly hired engineers and reduction in stock based compensation of $0.3 million as the prior year ended 2007 had higher stock based compensation costs related to an anti-dilutive feature in options granted as part of our merger transaction.  Other fluctuations in research and development expenses were consistent between the two years with modest increases to reflect the increase in activity related to advancing our products and technology.

We expect research and development expenses to decrease in year ending 2009 due to the reductions in headcount and the cost savings measures implemented at the end of year ended 2008.  We are focused on meeting the immediate needs of our existing customers and maintaining our technology.  We expect that our long term research and development activities beyond these two objectives will be postponed until adequate funding or a sustainable revenue stream is realized.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel salary and benefits, travel, tradeshows, consultant fees and stock based compensation.  During year ended 2008 we had increases in sales and marketing expenses of $0.4 million from the hiring of 3 new employees, a new sales consultant in Asia, and severance expenses related to the termination of 4 sales and marketing employees at the end of year ended 2008.  Additional increases of $0.2 million related to increased travel and tradeshow expenses related to the increased activity with marketing our technology and sales activity with our signed and potential new customers in Asia and United States.  Offsetting these increases in expenses were reductions in bonus payments of $0.2 million and stock based compensation of $0.5 million.  Bonuses were paid in the prior year ended 2007 related to the signing of our IGT licensing agreement, while no bonuses were paid in year ended 2008.  Stock based compensation decreased in year ended 2008 as the prior year ended 2007 had higher stock based compensation costs related to an anti-dilutive feature in options granted as part of our merger transaction.  Other fluctuations in sales and marketing expenses were consistent between the two years with modest increases to reflect the increase in activity with our current and potential new customers.

We expect sale and marketing expenses to decrease in year ending 2009 due to the reductions in headcount and the cost savings measures implemented at the end of year ended 2008.  Sales and marketing activities will be scaled back until adequate funding or a sustainable revenue stream is realized.

General and administrative.   General and administrative expenses consist primarily of personnel salary and benefits, travel, capital raising costs, merger related expenses, insurance, stock based compensation, and professional fees related to our public company filing requirements.  During year ended 2008 we had increases in personnel salary and benefits of $0.5 million from the hiring of 4 new employees and the increase in base salaries for two executive replacements.  We had increases in director fees and compensation of $0.1 million due to the addition of two new directors and increases in the number of meetings and management activities.  We also had increases in severance expenses of $0.5 million related to the resignations of two CEOs.  Offsetting these increases in general and administrative expenses were reductions in capital raising costs and professional fees of $0.5 million related to consultant and legal fees for our two private placements and our merger transaction in year ended 2007.  In year ended 2008, we had no capital raising or merger expenses.  Also, stock based compensation decreased in year ended 2008 by $1.5 million as the prior year ended 2007 had higher stock based compensation costs related to an anti-dilutive feature in options granted as part of our merger transaction.  Other fluctuations in general and administrative expenses were consistent between the two years with modest increases to reflect the increase in activity for meeting our public filing requirements as well as our implementation of the Sarbanes-Oxley requirements.

At the end of year ended 2008 we implemented cost savings measures related to our general and administrative expenses.  As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase due to the reduction of inside legal and technical employees and the reliance of external professionals.  We may also experience increased legal and capital raising cost associated with any capital raising activities we may undertake in year ending 2009.  We anticipate that the overall cost savings measures introduced during year ended 2008 will help us maintain or offset increases in our general and administrative expenses in year ending 2009.

Other Income and Expense

	Fiscal Year Ended		Change
($ in thousands)	January 31, 2008	January 31, 2007	$	%
Interest income	$193	$196	$(3)	(2%	)
Interest expense	(54)	(68)	14	21%
Foreign exchange gain or (loss)	(106)	22	(128)	(581%	)
Other income or (expense)	-	87	(87)	(100%	)

Total other income, net	$33	$237	$(204)	(86%	)

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous items.  Interest income is earned on our cash balances and marketable securities.  We expect interest income to fluctuate in year ending 2009 depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.  Interest expense is incurred on our notes payable.  The decrease in interest expense relates to the decrease in the principal balance of our notes payable.  We expect interest expense to increase in year ending 2009 as a result of the convertible note purchase agreements entered into at the beginning of year ending 2009 with an 8% annual interest rate.  Our foreign exchange gains and losses result from transactions with our New Zealand subsidiaries, with our overseas customers and translation of our New Zealand subsidiaries into US dollars.  The loss in foreign exchange transactions and translation in year ended 2008 is attributed to the declining value of the US dollar and may continue into year ending 2009.   Other income was immaterial for year ended 2008 and is expected to be immaterial in year ending 2009.

Liquidity and Capital Resources

We have funded our operations from inception through January 31, 2008 primarily through the sale and exercise of common stock and warrants and the use of an advance, non-refundable payment of licensing fees.  In year ended 2008, net cash used in operating activities was $8.1 million and an additional $0.5 million was used for investment in fixed assets and intellectual property.  Our operating activities and asset purchasing activity was primarily funded by available cash, cash equivalents and marketable securities of $8.3 million as well as funds received from the exercise of employee stock options and warrants of $0.8 million.

In January 2008, we executed a cost reduction plan including a reduction in headcount at both our operating locations.  In the first quarter of year ending 2009, we raised $3.0 million in secured convertible debt agreements and we are undertaking efforts to obtain additional financing.  At the same time, we continue to seek to increase and diversify our sources of licensing revenue with our existing customer base and potential new customers.

We expect the cash balance of $0.5 million and the $3.0 million raised in the first quarter of year ending 2009 will allow us to fund operations through at least July 2008.  We expect that it will be necessary for us to obtain additional financing in order to fund our operations beyond July 2008.  If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be further diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing our growth, delaying  hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or eventually, if necessary, cease operations altogether.  Further, if we do not enter into a qualified financing resulting in the conversion of the notes issued to K1W1, K1W1 may elect to exercise its remedies with respect to its security interest, which could result in the seizure or forced sale of our assets.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of January 31, 2008, we had 12,002,429 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.74.  We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

Provision for State and Federal Income Taxes

From inception through January 31, 2008, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at January 31, 2008 and 2007.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for year ended 2008.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  At January 31, 2008 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the year ended 2008.

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

Obligations

Our obligations as of January 31, 2008 consisted of operating leases for facilities, a settlement agreement obligation accounted for as a note payable and an advance on a convertible note purchase agreement. At January 31, 2008, minimum lease payments required under the operating leases amounted to $0.7 million and are payable through 2012. The note payable has a balance, including future interest, of approximately $0.5 million and is payable in equal annual installments of $175,000 through 2010. The advance on a convertible note purchase agreement was applied to our initial note issued on February 4, 2008 under the note purchase agreements.  All notes issued under the note purchase agreement are convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the note purchase agreement, each note holder will receive in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The notes are secured by our assets.

We intend to fund our obligations from our ongoing operations, existing cash resources, subleasing agreements, funds from our convertible debt agreements and other capital raising activities.

We anticipate that our existing licensing contracts will require limited capital investment and will be supported by our current staff levels.

Qualitative and Quantitative Disclosure about Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short term investments in money market funds, and certificates of deposit.  Since our results of operations are not dependent on investment performance, we believe that such risks would not have a significant impact on our results from operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We have described our accounting policies in Note 1 to our condensed consolidated financial statements included in the Form 10-KSB under Item 7 of this Part II entitled “Financial Statements”.  The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

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

Revenue Recognition.  We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2).  Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  If we make different judgments or utilize different evidence in relation to the revenue recognition criteria, the amount and timing of our revenue could be materially affected.

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

If we were to make different judgments or utilize different evidence in relation to licensing revenue agreements, collectibility and the amount of deferred revenue related to the agreements and the terms, the amount and timing of our revenue could be materially affected.

Research and Development Costs. Research and development costs are recognized in the period incurred in accordance with SFAS No. 2 Accounting for Research and Development Costs. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.  If we make different judgments in relation to the nature of research and development costs, the amount of research and development costs and operating expenses could be affected.

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

Our impairment analysis contains judgments, uncertainties and estimates in order to estimate future cash flows and fair values, if we were to make different judgments and estimates, the outcome of the impairment analysis could be materially affected.

Foreign Operations and Foreign Currency.  We have two wholly-owned subsidiaries incorporated in New Zealand. Our direct subsidiary, PureDepth Ltd., is the holding entity for the intellectual property portfolio, which is subject to an exclusive license with us for its use, exploitation and future development. Our indirect subsidiary, PureDepth Incorporated Ltd., undertakes the operations in respect of any future research and development of the intellectual property portfolio on our behalf. This activity is governed by a development agreement with us pursuant to which an annual development fee of cost plus 7.5% is calculated at the end of each quarter.  Income and expenditures relating to the license and future development of the intellectual property are inter-company transactions and are eliminated on consolidation. Therefore, these amounts are not shown in the financial statements. We (including our subsidiaries) use the US dollar as our functional currency. We determined that the cash flow, sales price, sales market, expense, financing and intercompany transaction indicators had reached a significant level where under SFAS 52 each of the entities would be best represented by the US dollar as the functional currency.  Our currency decisions contain judgments and uncertainties that if we were to make different judgments, the outcome could have a material affect to our operating results and fiscal period ending balances.

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

During year ended 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  There was no impact to our consolidated financial position, results of operations or cash flows for year ended 2008.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Stock-Based Compensation.  We follow the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee and non-employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  We estimate our stock-based compensation using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model requires judgmental assumptions including expected option life, volatility, and forfeiture rates.  If we make or utilize different assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense could be materially affected.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PureDepth, Inc.

We have audited the accompanying consolidated balance sheet of PureDepth, Inc.  and subsidiaries (the “Company”) as of January 31, 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PureDepth, Inc. and subsidiaries as of January 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1A to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 1A.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
San Francisco, California
April 29, 2008

PUREDEPTH, INC. AND SUBSIDIARIES
(Formerly Diamond One, Inc.)
CONSOLIDATED BALANCE SHEET

January 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$429,726
Restricted cash	78,499
Accounts receivable, net	12,000
Other current assets	152,276
Total current assets	672,501

Property and equipment, net	382,300

Other Assets
Intellectual property, net	2,564,260
Other assets	40,000
Total Assets	$3,659,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$379,556
Accrued expenses	668,344
Accrued payroll and related expenses	197,297
Accrued interest	7,253
Current portion – deferred revenue	750,000
Current portion - notes payable	135,870
Total current liabilities	2,138,320

Long Term Liabilities
Notes payable	312,309
Long-term debt	100,000
Deferred revenue-non current	2,033,654
Total Liabilities	4,584,283

Commitments and contingencies

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,483,979 issued and outstanding	68,484
Additional paid in capital	34,155,297
Accumulated other comprehensive loss	(706,421)
Accumulated deficit	(34,442,582)
Total stockholders' equity	925,222
Total Liabilities and Stockholders' Equity	$3,659,061

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended January 31, 2008	Year ended January 31, 2007
Revenue
Licensing	$750,000	$216,346
Services	67,088	-
Product sales	207,317	52,650
Total revenue	1,024,405	268,996

Cost of licensing	308,147	148,290
Cost of services	57,776	-
Cost of product sales	184,565	55,178
Total cost of revenue	550,488	203,468
Gross margin	473,917	65,528

Operating expenses
Depreciation and amortization	101,766	188,956
Research and development	2,769,356	2,300,560
Loss on fixed asset disposal	-	2,011
Sales and marketing	1,748,669	1,843,152
General and administrative	5,250,848	6,212,426
Total operating expenses	9,870,639	10,547,105

Loss from operations	(9,396,722)	(10,481,577)

Other income (expense)
Interest income	193,370	196,170
Interest expense	(53,940)	(68,452)
Foreign exchange gain/(loss)	(106,432)	22,476
Other income	368	86,543
Total other income	33,366	236,737

Loss before income taxes	(9,363,356)	(10,244,840)

Income tax provision	-	-

Loss from continuing operations	(9,363,356)	(10,244,840)
Discontinued operations, net of income taxes	-	15,279
Net loss	$(9,363,356)	$(10,229,561)

Net loss per share, basic and diluted	$(0.14)	$(0.17)
Weighted average shares outstanding	67,231,738	59,346,392

Comprehensive Loss
Net loss, per statement of operations	$(9,363,356)	$(10,229,561)
Foreign exchange gain	4,480	33,132

Comprehensive net loss	$(9,358,876)	$(10,196,429)

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2007 and 2008

	Preferred Series A		Common Stock		Paid in	Subscribed	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Loss	Deficit	Total
Balance PureDepth, Inc. at January 31, 2006	-	$-	16,712,769	$15,075,180	$2,007,722	$350,000	$(744,033)	$(14,849,665)	$1,839,204

Issuance of shares in exchange for related party notes at $1.00 per share with 386,143 A-warrants to purchase an additional share at $2.75 and 386,143 B-warrants to purchase an additional share at $2.00 in February 2006			772,286	774,330					774,330

Issuance of shares in a private placement offering at $1.00 per share with 2,897,500 A-warrants to purchase an additional share at $2.75 and 2,897,500 B-warrants to purchase an additional share at $2.00, net of issuance costs of $3,021,299 in March 2006. Included in the issuance costs are the issuance of 1,082,811 C-warrants (adjusted to reflect the March 31, 2006 merger transaction) to purchase an additional share at $0.44, as non cash compensation of $1,840,779 for professional services during the private placement			5,795,000	4,614,480		(350,000)			4,264,480

Exercise of common stock options for a former employee at $0.65 per share in March 2006			31,800	20,670					20,670

Conversion of all outstanding PDI common stock to PDI Series A Preferred Stock, par value $0.01, at a 1-for-100 conversion ratio in March 2006	233,119	2,331	(23,311,855)	(20,484,660)	20,482,329

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2007 and 2008

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

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES (Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2007 and 2008

	Preferred Series A		Common Stock		Paid in	Subscribed	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Loss	Deficit	Total
Exercise of common stock options at a weighted average exercise price of $0.28 per share			516,342	516	144,852				145,368

Issuance of stock options as stock-based compensation					3,214,990				3,214,990

Net loss								(10,229,561)	(10,229,561)

Foreign exchange translation							33,132		33,132

Balance PureDepth, Inc. at January 31, 2007	-	$-	66,157,382	$66,157	$32,448,319	$-	$(710,901)	$(25,079,226)	$6,724,349

Exercise of B-warrants for common stock at $0.87 per share in March 2007			205,202	205	178,698				178,903

Exercise of common stock options at a weighted average exercise price of $0.28 per share			2,121,395	2,122	591,868				593,990

Issuance of stock options as stock-based compensation					936,412				936,412
Net loss								(9,363,356)	(9,363,356)
Foreign exchange translation							4,480		4,480
Balance PureDepth, Inc. at January 31, 2008	-	$-	68,483,979	$68,484	$34,155,297	$-	$(706,421)	$(34,442,582)	$925,222

The accompanying footnotes are an integral part of these financial statements

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31, 2008	Year ended January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,363,356)	$(10,229,561)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	409,914	337,235
Loss on disposal of assets	-	2,011
Stock-based compensation expense	936,412	3,214,990
Warrants issued for professional services	-	675,960
Foreign exchange (gain) / loss	-	(22,476)
Unearned interest discount	(2,822)	(26,854)
Marketable securities	(44,247)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,791)	62,786
Restricted cash	(17,677)	(60,822)
Prepaid and other assets	(40,084)	(98,708)
Accounts payable	147,918	(60,738)
Deferred revenue	(750,000)	3,533,654
Accrued expenses	597,321	183,550
Accrued interest	(1,993)	4,108
Net cash used in operating activities	(8,131,405)	(2,484,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(999,631)	(2,942,446)
Proceeds from the maturity of securities	4,016,000	-
Purchases of fixed assets	(168,943)	(197,409)
Expenditures for intellectual property	(337,002)	(287,565)
Net cash provided by or (used in) investing activities	2,510,424	(3,427,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	772,896	10,431,573
Borrowings on notes payable	15,074	-
Proceeds from financing	100,000	-
Principal payments on notes payable	(121,621)	(137,737)
Net cash provided by financing activities	766,349	10,293,836
Effect of exchange rate on cash	4,480	40,329

Net (decrease) increase in cash and cash equivalents	(4,850,152)	4,421,880
Cash and cash equivalents at beginning of year	5,279,878	857,998
Cash and cash equivalents at end of year	$429,726	$5,279,878

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended January 31, 2008	Year ended January 31, 2007
Cash paid for income taxes	$-	$-
Cash paid for interest	$56,045	$66,848

NON CASH DISCLOSURES:
Warrants issued for stock issuance costs	$-	$1,840,779
Notes and accrued interest converted to stock	$-	$774,330

The accompanying footnotes are an integral part of these financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies and Description of Business

The Company- Description of Business

PureDepth, Inc., (PDI) along with its wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL), and predecessor parent entity, Deep Video Imaging Limited (DVIL), (collectively, the Company) develops, markets, licenses, and supports multi-layer display (MLD) technology. The Company also sells prototype MLD-enabled display devices that it manufactures. The Company’s technology has application in industries and markets where LCD monitors and displays are utilized including location based entertainment, computer monitors, telecommunications, mobile phones and other hand held devices.

Pursuant to an Agreement and Plan of Merger and Reorganization discussed in Note 2, PureDepth, Inc. survived as the newly formed and named parent entity of PDI and PDIL and the name of the predecessor entity, Diamond One, Inc. is no longer used.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  The consolidated financial statements include all of the accounts of PureDepth, Inc., a U.S. corporation based in California, and its wholly-owned subsidiaries, based in Auckland, New Zealand.

Fiscal Year

The Company’s fiscal year ends on January 31.  All references to yearly, year, fiscal year or annual period in the financial results are references to the results for the relevant fiscal period ending January 31.

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

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the US Dollar in accordance with SFAS No. 52, Foreign Currency Translation. The financial statements of the Company’s foreign subsidiaries are remeasured to US Dollars using the temporal method.  Translation and transaction gains or losses are credited or charged to income except for translation and transaction gains or losses from inter-company transactions which are reflected in the accumulated translation adjustments component of accumulated other comprehensive income in  stockholders’ equity.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Revenue Recognition

Revenue is derived from licensing, services and product sales.  Licensing revenues are primarily royalties paid by licensees related to use of intellectual property which include technical transfer, implementation and integration of both hardware and software solutions, post contract support, training, and consulting.  Service revenues are derived primarily from technical and professional support provided to customers in order for them to develop, test and promote MLD applications in their products.  Product revenues are derived primarily from the sale of demonstration units and product samples.

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

Cost of Revenue

Cost of revenue primarily consists of amortization expense on the Company’s intellectual property for licensing revenue and direct labor and material costs with applied labor and manufacturing overhead for service and product revenue.

Cash, Cash Equivalents and Marketable Securities

The Company considers money market funds and all highly liquid investments purchased with an original maturity from the date of purchase of three months or less to be cash equivalents.  Investments with an original maturity date from the date of purchase of more than three months but less than one year are classified as marketable securities.  Investments with a maturity date of one year or more from the date of purchase are classified as long term investments. The company had no marketable securities or long term investments at year ended 2008.

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
January 31, 2007 and 2008

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items.

The carrying amount of the Company’s notes payable approximates fair value based on incremental borrowing rates for similar types of borrowing arrangements.

The carrying amount of long-term debt at January 31, 2008 is not materially different from the fair value based on rates available for similar types of arrangements.

Research and Development Costs

Research and development costs are expensed in the period incurred in accordance with SFAS No. 2 Accounting for Research and Development Costs. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated generally over 4 years; furniture and office equipment are depreciated generally over 5 to 12 years, respectively; and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Intellectual Property

Intellectual property consists of acquired patents and capitalized initial patent registration costs related to internally developed technology.  Capitalized costs related to internally developed technology are amortized on a straight-line basis over their useful lives, generally 15 to 20 years.  The acquired patents were initially acquired by our predecessor entity from an unrelated party for the exclusive rights for the use of the underlying technology.  The acquired patents and related liability were valued at the present value of the expected future cash flows by our predecessor entity.  These patents and related liability were transferred to the Company at our predecessor entity’s carrying value as part of the reorganization described in Note 2. The acquired patents are amortized on a straight-line basis over the ten year life of the related acquisition agreement.

The costs of internally developing intellectual property that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole have been expensed as incurred pursuant to the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

The Company evaluates the recoverability of its intellectual property under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Whenever events or changes in the circumstances indicate the potential for impairment of the intellectual property, the Company reviews the recoverability by comparison of its carrying amount to the expected future value.  No impairments of intellectual property have been identified as of January 31, 2008.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

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

Comprehensive Income (Loss)

The Company reports comprehensive income / (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income / (loss) is comprised of net income / (loss) and foreign currency translation adjustments.  The Company’s current foreign currency adjustments are reflected in income except for translation and transaction gains or losses from inter-company transactions which are of a long term nature and therefore in accordance with SFAS No. 52, Foreign Currency Translation are reflected in the accumulated translation adjustments component of accumulated other comprehensive income in  stockholders’ equity.

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

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Advertising costs during years ended 2008 and 2007 were insignificant.

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

Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company adopted FIN 48 during year ended 2008 and as a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for year ended 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of 2008. We expect no significant impact on our financial condition, results of operations, or liquidity from adopting this statement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

Note 1A - Going Concern

The report from the Company’s independent auditors on the January 31, 2008 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company’s operations have incurred operating losses to date and are expected to continue to have operating losses in year ending 2009.

Management continues to address the going concern issue by securing sources of funding through equity financing and focusing their efforts on fulfilling the immediate requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo),  International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and reducing operating costs throughout the organization.

In the first quarter of year ending 2009, the Company raised $3.0 million in secured convertible debt agreements from its majority shareholder, and is undertaking efforts to raise additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility.  In January 2008, the Company executed a cost reduction plan at both our operating locations.   At the same time, Management continues to seek to increase and diversify its sources of licensing revenue.

While the Company believes its plans ultimately will resolve the going concern issue, there is no assurance that the intended results will occur. In the event the Company is unsuccessful in its plans to finance operations through the above means, or in amounts sufficient to maintain current operations, it will be forced to again reduce, or significantly reduce its level of operations, including slowing growth, delaying hiring, abandoning certain product development including product development on which we may have already spent considerable resources and could eventually be forced, if necessary to cease operations altogether..  The Company may eventually, if necessary,  seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders or cease operations altogether.  If the Company is successful in its plans to finance operations through the above means, these plans ultimately may not resolve the going concern issue and additional financings may also be necessary thereafter until the Company is able to attain and sustain profitable operations.  These uncertainties continue to raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 2 - Company Restructuring

Reorganization of Subsidiaries

The Company and its wholly owned subsidiaries and predecessor entities have been held under the common control of its principal stockholder, K One W One Limited (K1W1) since its inception in May 1999 through and as of January 31, 2008.

Prior to and during the year ended January 31, 2007 a number of stock transfers occurred between the predecessor entities and wholly owned subsidiaries resulting in PDI becoming the parent company of the group.  The wholly owned subsidiaries were previously owned by the Company’s predecessor, DVIL, a New Zealand corporation. Contributed assets and assumed liabilities of the predecessor entity, exchanged for stock in the Company, have been accounted for as a reorganization of entities under common control in accordance with SFAS No. 141 Business Combinations. Accordingly, the contributed assets and assumed liabilities have been recorded at the predecessor’s historical cost basis and no goodwill has been recognized. All significant intercompany transactions and balances have been eliminated.

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
January 31, 2007 and 2008

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

The merger was accounted for as a reverse acquisition in accordance with SFAS No. 141 Business Combinations in which PDI was identified as the acquiring entity and Diamond One, Inc was identified as the acquired entity for accounting purposes.  Any remaining identifiable assets and liabilities of Diamond One, Inc. were assigned fair values at the acquisition date. No goodwill was recognized.  The assets of the Company were incorporated into the group financial statements at their pre-merger carrying values at the date of the business combination.  Comparative financial information for periods prior to the merger is presented for the former PDI entity.

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash at January 31, 2008 consisted of the following:

January 31, 2008
Cash and cash equivalents:
Cash	$415,290
Money market funds	14,436
Total cash and cash equivalents	429,726

Restricted cash:
Certificate of deposits	78,499
Total cash, cash equivalents and restricted cash	$508,225

Note 4 - Property and Equipment

Property and equipment, net, consist of the following:

January 31, 2008
Computer hardware and software	$209,436
Leasehold improvements	71,434
Plant and equipment	336,916
Less: accumulated depreciation	(235,486)
$382,300

Depreciation expense for years 2008 and 2007 totaled $101,766 and $40,655, respectively.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 5 - Intellectual Property

Intellectual property consists of the following:

January 31, 2008
Patent registration costs	$2,399,880
Software development costs	70,456
Acquired patent rights	2,299,509
Less: accumulated amortization	(2,205,585)
$2,564,260

Amortization for years 2008 and 2007 totaled $308,147 and $296,581, respectively.  Amortization expense for the next five years is summarized in the following table:

Year ended January 31,
2009	$316,604
2010	316,604
2011	316,604
2012	152,761
2013	119,995
Thereafter	1,341,692

Note 6 - Related Party Transactions

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

On April 5, 2007, the Board of Directors agreed to grant David Hancock, as a director and Chairman of the Board of Directors of the Company, an option to acquire 100,000 shares of the Company's common stock under the Plan, to be effective upon the date on which the Company’s stockholders approved of an increase in the number of shares of common stock available under the Plan.  However, Mr. Hancock resigned from the Board on June 26, 2007 prior to the date on which such stockholder approval was obtained and thus the grant was not issued.  Also, the Company had a consulting services agreement with D H Strategies, Inc. owned by David Hancock.  When Mr. Hancock resigned from the Board of Directors and as Chairman on June 26, 2007 the contract was terminated.  For the years 2008 and 2007, the Company paid $38,276 and $105,325 respectively related to the contract.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

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

On August 3, 2007, Mr. Floisand and Mr. Marcus, each a member of the Board of Directors, were each granted an option to purchase 100,000 shares of the Company’s common stock pursuant to the Plan, at an exercise price of $1.50 (an amount equal to the closing price of such common stock on such date as reported by the OTC Bulletin Board).  Subsequently, on January 16, 2008, Mr. Floisand resigned as a member of the Board of Directors.  Mr. Floisand’s granted option to purchase 100,000 shares of the Company’s common stock was unvested at the time of his resignation and was therefore cancelled.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

September 14, 2007, the Company entered into an executive employment agreement with Mr. Marcus relating to his change of status from interim to full-time Chief Executive Officer of the Company and providing for the elements of his future compensation.  Mr. Marcus will earn an annual salary of $276,000 (the "Base Salary"), and he may earn two performance bonuses of up to $50,000 each after ninety and one hundred and eighty days, respectively, upon the achievement of certain goals to be established by the Board of Director's Compensation Committee (the "Performance Goals").  In addition, on October 4, 2007, the board granted Mr. Marcus an option (the "October Option"), to purchase 150,000 shares of Company common stock pursuant to the Plan.  The October Option had an exercise price of $0.95 which was equal to the closing price of the Company’s common stock on October 4, 2007 as reported by the OTC Bulletin Board and vests on a monthly basis over the three (3) month period following September 11, 2007.  In addition, the Board also granted Mr. Marcus a second option (the "December Option"), to purchase 150,000 shares of Company common stock pursuant to the Plan.  The December Option had an exercise price of $0.96 which was equal to the closing price of the Company’s common stock on December 3, 2007 as reported by the OTC Bulletin Board and vests on a monthly basis over the three (3) month period following September 11, 2007.  On January 24, 2008, the Board and Mr. Marcus mutually agreed that Mr. Marcus would step down in his capacity as the Chief Executive Officer of the Company. Mr. Marcus’ role as Chief Executive Officer terminated on January 24, 2008 (the “Effective Date”) however he will continue to serve on the Board, in his capacity as Chairman.  During the thirty (30) day period following the Effective Date, Mr. Marcus remained as an employee of the Company, serving at the direction of the Board and the President of the Company.  Thereafter, in accordance with his employment agreement dated September 14, 2007 (the “Employment Agreement”), Mr. Marcus will receive four and one-half months of payments, payable in accordance with the Company’s standard payroll procedures services, together with COBRA reimbursement for a maximum of four and one-half months.  To the extent that the Mr. Marcus’ options to purchase Common Stock were unvested as of the Effective Date, such shares became fully vested immediately prior to such date.

On October 30, 2007, Mr. John R. Stringer was appointed by the Board of Directors of the Company to fill a vacancy on the Board. Mr. Stringer was also appointed to the Compensation Committee of the Board of Directors. Mr. Stringer will receive cash compensation for his services as a member of the Board pursuant to the Company's Director Compensation Policy previously adopted by the Board. In addition, the Board granted Mr. Stringer an option (the "Initial Option") to purchase an aggregate of 100,000 shares of the Company's common stock pursuant to the Plan. The Initial Option had an exercise price of $0.85, which was equal to the closing price of the Company's common stock on October 30, 2007, the grant date of the option, as reported by the OTC Bulletin Board. Vested shares subject to the Initial Option may be exercised within seven years from the effective date of the director's appointment and are subject to the terms and conditions of the Plan and associated stock option agreement. The shares subject to the Initial Option vest over three years, with one-sixth of the shares subject to the Initial Option vesting six months from the date of appointment, and one-twelfth of the shares subject to the Initial Option vesting each quarter thereafter. Mr. Stringer will also be granted an option to purchase an additional 100,000 shares of the Company's common stock on the date which is six months from the date of appointment, which option will have the same vesting schedule and terms and conditions as the Initial Option and shall have an exercise price equal to the closing price of the Company's common stock on the date of grant as reported by the OTC Bulletin Board.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

On January 19, 2008, Mr. John Blair was appointed by the Board of Directors of the Company to fill a vacancy on the Board.  Mr. Blair was also appointed to serve on the Board’s Compensation Committee.  Mr. Blair will receive cash compensation for his services as a member of the Board pursuant to the Company’s Director Compensation Policy approved by the Board on April 5, 2007.   In addition, the Board (1) granted Mr. Blair an option (the “initial Option”) to purchase an aggregate of 100,000 shares of the Company’s common stock pursuant to the Company’s 2006 Stock Incentive Plan, as amended  ("Plan"), with an exercise price of $0.27, which was equal to the closing price of the Company’s common stock on January 24, 2008 as reported by the OTC Bulletin Board, and (2) approved an option grant to purchase an additional 100,000 shares of the Company’s common stock on the date which is six months from the effective date of Mr. Blair’s appointment.  Vested shares subject to the options will be subject to the terms and conditions of the Plan and any associated stock option agreement.  The shares subject to the Initial option will vest over three years, with one-sixth of the shares subject to the initial option vesting six months from the effective date of appointment, and one-twelfth of the shares subject to the initial option vesting each quarter thereafter.  The second option will have the same vesting schedule and terms and conditions as the Initial Option and shall have an exercise price equal to the closing price of the Company’s common stock on the date of grant as reported by the OTC Bulletin Board.

On January 30, 2008, the Company was advanced $100,000 by a major shareholder K One W One (“K1W1”) in anticipation of the convertible note purchase agreements (“notes”) signed subsequent to year end on February 4, 2008.  See Note 8 – Long-term Debt and Note 16 - Subsequent Events.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 7 - Note Payables

The Company had the following obligations outstanding:

January 31, 2008

Notes payable excluding imputed interest to date at 10%,
payable in equal annual installments of $175,000 through January
31, 2011 and secured by intellectual property	$435,200
Other	12,979
Less: current portion	(135,870)
Total long term notes payable	$312,309

Future maturities of long term debt excluding imputed interest are as follows:

Years Ended January 31,
2009	$135,870
2010	150,099
2011	162,210

Note 8 – Long-Term Debt

Convertible Notes

The Company was advanced $100,000 by a major shareholder K One W One (“K1W1”) in anticipation of the convertible note purchase agreements (“notes”) signed subsequent to year end on February 4, 2008.  See Note 16 - Subsequent Events.  The $100,000 advance is to be included as part of the note agreements.  The Notes will be convertible at a discount of five percent (5%) into investment instruments issued by the Company pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the Notes may, at K1W1’s option, convert into common stock of the Company at a five percent (5%) discount from a formula-derived market price.  The Notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the Note Purchase Agreement, K1W1 will receive in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the Notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The Notes are secured by the assets of the Company.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 9 - Stockholders’ Equity

Stock transactions

In February 2006, in connection with a private placement offering, the Company issued common stock and warrants to its majority shareholder, K1W1, in exchange for the forgiveness of debt totaling $774,330.  In this transaction the Company issued 772,286 shares of common stock, 386,143 three-year A-warrants to purchase 386,143 shares of common stock at an exercise price of $2.75 per share and 386,143 one-year B-warrants to purchase 386,143 shares of common stock at an exercise price of $2.00 per share.

In March 2006, in a private placement offering, the Company issued common stock and warrants for cash of totaling $4,264,480 net of issuance costs of $3,021,299.  Also included in the transaction is the issuance of 350,000 shares of subscribed capital received in January 2006.  In this offering the Company issued 5,795,000 shares of common stock,  three-year A-warrants to purchase 2,897,500 shares of common stock at an exercise price of $2.75 per share and one-year B-warrants to purchase 2,897,500 shares of common stock at a exercise price of $2.00 per share. In connection to the private placement and included in the issuance costs the Company also issued three-year C-warrants (adjusted to reflect the March 31, 2006 merger transaction) to purchase 1,082,811 shares of common stock at an exercise price of $0.44 per share as stock-based compensation in the amount of $1,840,779 for services related to the private placement.

In March 2006 the Company issued 31,800 shares of common stock pursuant to the exercise of common stock options for a former employee at an exercise price of $0.65 per share for cash totaling $20,670.

In March 2006, the effective date of the merger, the Company converted 23,311,855 shares of the Company’s common stock that were outstanding immediately prior to the merger to an aggregate of 233,118.55 shares of Series A Preferred Stock at a one-for-hundred   ratio.

In March 2006 the Company issued 6,255,400 shares of common stock in exchange for the 6,255,400 shares of the common stock of Diamond One, Inc. surrendered at the time of the merger.

In May 2006 the Company converted all 233,118.55 shares of the Series A Preferred Stock issued in the acquisition of Diamond One into an aggregate of 53,389,045 shares of common stock at a 229.01-for-one ratio.  The conversion was effected pursuant to the terms of the Certificate of Designation for the registrant’s Series A Preferred Stock, which provided that all outstanding preferred shares of that series would automatically convert upon an increase in the number of shares of common stock authorized for issuance under the registrant’s articles of incorporation.  Pursuant to the merger, warrants were automatically converted and their respective post merger exercise prices became $1.20 for A-warrants and $0.87 for B-warrants.

In May 2006 pursuant to the exercise of an Option Agreement held by the Company, dated March 16, 2006, the Company transferred all of the outstanding membership interests in its wholly owned subsidiary, Numismatic Capital Group, LLC to Messrs. Charmosta and Fullmer, the former officers of Diamond One, Inc., in exchange for 1,000,000 shares of our common stock held by them.  The transaction was accounted for at the net book value of the assets transferred with no gain or loss recognized. The Company subsequently cancelled these shares.

In July 2006 the Company accepted an in-process stock subscription relating to the March 2006 private placement and issued common stock and warrants for cash totaling $50,000.  In this offering, the Company issued 114,510 shares of common stock, three-year A-warrants to purchase 57,255 shares of common stock at an exercise price of $1.20 per share and one-year B-warrants to purchase 57,255 shares of common stock at an exercise price of $0.87 per share.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

In July 2006 in a private placement transaction with existing investors who were holders of B-warrants, the Company exercised B-warrants and issued common stock and warrants for cash totaling $5,860,717, net of issuance costs.  In this transaction, the B-warrant holders exercised their B-warrant for $0.87 in exchange for a share of common stock and one three-year D-warrant.  The Company issued 6,716,044 shares of common stock and three-year D-warrants to purchase 6,716,044 shares of common stock at an exercise price of $1.20 per share.

In September 2006 the Company  issued D-warrants to purchase 344,000 shares of common stock at an exercise price of $1.20 per share for professional services valued at $675,960.

In January 2007, the Company issued 166,041 shares of common stock pursuant to the exercise of B-warrants for cash totaling $90,338, net of issuance costs of $54,118 at an exercise price of $0.87 per share.

During 2007 the Company issued 516,342 shares of common stock pursuant to the exercise of stock options for cash totaling $145,368 at an exercise price of $0.28 per share.

In March 2007, the Company issued 205,202 shares of common stock pursuant to the exercise of B-warrants for cash totaling $178,903, at an exercise price of $0.87 per share.

During 2008 the Company issued 2,121,395 shares of common stock pursuant to the exercise of stock options for cash totaling $593,990 at an exercise price of $0.28 per share.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Stock warrants

The following table summarizes common stock warrant issuance and exercise activity.

	January 31, 2008		January 31, 2007
	Warrants	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding at beginning of year	19,404,660	$1.12	1,371,158	$2.38
Issued (including post merger conversion)	-	-	25,066,923	$1.06
Exercise	(205,202)	$0.87	(6,882,085)	$0.87
Expired	(1,908,990)	$0.87	(151,336)	$0.87
Outstanding at end of year	17,290,468	$1.15	19,404,660	$1.12
Exercisable at end of year	17,290,468	$1.15	19,404,660	$1.12

Included in the total outstanding warrants at year end January 31, 2008 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

The company values warrants issued as compensation at the fair value determined on the date of grant using the same Black-Scholes valuation model and assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement.  See Stock option plan note for related discussion and assumptions.  The company recognized $2,516,739 in expense related to warrants issued for services in the year ended 2007 of which $1,840,779 was classified as capital raising costs and $675,960 is included in general and administrative expenses.  The Company did not issue warrants in exchange for services during year ended 2008.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Stock option plan

At January 31, 2008, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan Number 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in US dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in year ended January 31, 2008 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 3.5 to 5.0 years for stock options and 1.5 years for stock warrants.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant

Significant Assumptions	2008	2007
Expected volatility	70%	70%
Expected forfeiture rate	30%	6%
Expected dividend yield	0%	0%
Expected term (in years)	3.5 to 5.0	5.0
Risk-free rate	2.94% - 5.03%	4.78%

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

A summary of option activity under the Plan as of January 31, 2008 and 2007 presented below:

	January 31, 2008		January 31, 2007
Option Shares	Shares	Weighted Ave. Exercise Price	Shares	Weighted Ave. Exercise Price
Outstanding at beginning of year	12,815,411	$0.68	4,181,296	$0.65
Granted (including post merger conversion)	4,177,501	$1.21	11,340,923	$0.73
Exercised	(2,121,395)	$0.28	(589,170)	$0.28
Forfeited and cancelled	(2,869,088)	$1.48	(2,117,638)	$0.28
Outstanding at end of year	12,002,429	$0.74	12,815,411	$0.68
Exercisable at end of year	8,684,732	$0.53	11,048,689	$0.42

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2008:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.27 to $0.44	7,665,364	4.77	$0.28	$227,467	7,565,364	$0.28	$223,467
$0.85 to $2.07	3,352,984	6.53	$1.19	-	668,784	$1.28	-
$2.20 to $2.95	561,733	5.85	$2.28	-	200,033	$2.31	-
$3.03 to $3.51	422,348	5.66	$3.37	-	250,551	$3.37	-
Total	12,002,429	5.34	$0.74	$227,467	8,684,732	$0.50	$223,467
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.31 as of January 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  The total of in-the-money stock options exercisable as of January 31, 2008 was 7,448,898.  At January 31, 2008, 8,684,732 options were exercisable with a weighted-average exercise price of these options was $0.50.  Options available for grant were 7,528,266 at January 31, 2008.

The stock-based compensation cost for options issued in the years 2008 and 2007 was $936,412 and $3,214,990, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at January 31, 2008 associated with employee and director stock options was approximately $1.8 million and is expected to be recognized over a weighted-average period of 2.5 years.

Note 10 – Major Customer

One customer accounted for 100% of the Company’s licensing revenues in year ended 2008.  The same customer accounted for the entire ending balance of deferred revenue at January 31, 2008.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 11 - Income Taxes

The Company did not record a federal, state or foreign tax provision for the year ended January 31, 2008 due to the Company’s continued net operating losses.   No deferred tax benefit has been recorded at January 31, 2008 or January 31, 2007 due to a full valuation allowance against the deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of January 31, 2008.

Significant components of the Company's net deferred tax assets at January 31, 2008 and 2007 were as follows:

	January 31, 2008	January 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$6,975,496	$2,653,103
Fixed assets	-	65,850
Intellectual property	946,690	1,331,570
Inter-company profits	50,036	-
Other assets	(23,904)	6,153
Deferred revenue	1,108,729	1,407,454
Other liabilities	40,382	34,022
Compensation	1,244,837	961,318

Total deferred tax assets	10,342,266	6,459,470
Valuation allowance	(10,342,266)	(6,459,470)
Net deferred tax assets	$-	$-

As of January 31, 2008, the Company has federal, state and foreign net operating loss carryforwards of approximately $14.0 million, $14.0 million and $4.2 million, respectively. The federal net operating loss carryforwards will expire completely by 2028 if not utilized. The state net operating loss carryforwards will expire completely by 2018 if not utilized. The foreign net operating loss carryforwards have an indefinite carryforward period unless significant ownership changes occur.

Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Utilization of the federal and state net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

The Company’s effective tax rate differs from the U.S. federal statutory rate of 34% as follows:

	January 31, 2008	January 31, 2007
Federal tax provision at statutory rate	$(3,183,541)	$(3,466,786)
State tax provision, net of federal impact	(698,165)	(399,883)
Permanent difference due to non-deductible expenses	20,914	16,334
Other	(22,005)	(246,685)
Valuation allowance	3,882,797	3,603,650
Effective tax	0	0

Effective commencing February 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, "Accounting for Income Taxes", and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognized no liability for unrecognized income tax benefits.

A reconciliation of beginning and ending amounts of total unrecognized income tax benefits for the year ended January 31, 2008 is as follows:

Balance at February 1, 2007	$495,000
Addition for tax positions related to current year	0
Balance at January 31, 2008	$495,000

The unrecognized tax benefits of $495,000 would impact the Company's effective tax rate if recognized. The application of FIN 48 would have resulted in a decrease in retained earnings of $495,000, except that the decrease was fully offset by the application of a valuation allowance. In accordance with FIN 48, the Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense.  As of January 31, 2008, we have no accrued interest or penalties related to uncertain tax positions.

All tax years remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

Note 12 - Other Income and Expense

During year ended 2007, the Company sold components containing its internally developed hardware and software technology applications resulting in other income of $86,543.  Costs of $112,413 for assembling and applying the technology to the components has been included in research and development expense.  During year ended 2008 the Company had no component sales.

Note 13 - Discontinued Operations

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

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 14 - Leases

The Company leases office and warehouse space in Redwood City, California and Auckland, New Zealand.  The Company’s current Redwood City lease at 255 Shoreline Drive, Suite 610, expires May 31, 2008 and requires monthly lease payments of $5,132.  On November 7, 2007 the Company entered into a new office lease agreement at 3 Twin Dolphin Drive, Suite 350, Redwood City, California.  The new office lease commences on February 1, 2008 for a 4 year term, with an initial two months free rent and the remaining monthly lease payments starting at $12,952 with annual increases of three percent.

The Auckland lease expires on October 31, 2008 with an option to renew and extend until October 31, 2014.  The current monthly lease payments are approximately $4,940 and are guaranteed by the majority shareholder of the company.

The following table represents the Company’s future minimum obligations related to the above operating leases:

Year ended January, 31	Amount
2009	$194,500
2010	160,100
2011	164,900
2012	169,900

Total lease expense paid for the year ended January 31, 2008 and 2007 was $139,973 and $79,609, respectively.

Note 15 - Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

	January 31, 2008	January 31, 2007
Loss per share - basic and diluted
Net loss (numerator)	$(9,396,356)	$(10,229,561)
Shares outstanding (denominator)	67,231,738	59,346,392
Loss per share - basic and fully diluted	(0.14)	(0.17)

Stock options to purchase 8,843,065 shares of common stock and warrants to purchase 17,290,468 shares of common stock at January 31, 2008, and stock options to purchase 11,048,689 shares of common stock and warrants to purchase 19,404,660 shares of common stock at January 31, 2007 were anti-dilutive and therefore excluded from the fully diluted (loss) per share calculation.

PUREDEPTH, INC. AND SUBSIDIARIES
AND PREDECESSOR ENTITIES
(Formerly Diamond One, Inc.)
Notes to Consolidated Financial Statements
January 31, 2007 and 2008

Note 16 - Subsequent Events

On February 4, 2008, the Company entered into a convertible note purchase agreement (“Note Purchase Agreement”) with K One W One (“K1W1”) providing for the purchase by K1W1 of convertible notes (“Notes”) up to of an aggregate principal amount of $3,000,000.  Under the Note Purchase Agreement, upon the closing, on February 4, 2008, K1W1 purchased an initial note of $1,000,000 ($100,000 of which was previously funded to the Company on January 30, 2008) and on March 14, 2008 K1W1 purchased another note of $2,000,000. The Notes will be secured by the assets of the Company pursuant to a security agreement.  The Notes will be convertible at a discount of five percent (5%) into investment instruments issued by the Company pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the Notes may, at K1W1’s option, convert into common stock of the Company at a five percent (5%) discount from a formula-derived market price.  The Notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the Note Purchase Agreement, K1W1 will receive in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the Notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.

On April 4, 2008 the company entered into a sublease agreement as sublessor with Precise Software Solutions (the sublessee) to sublease its entire office space at 3 Twin Dolphin Drive, Suite 350, Redwood City, CA.  The sublease commences on May 1, 2008 for a 24 month term at a rate of $13,647 per month.

On April 10, 2008, the Board of Directors approved stock option grants to employees, directors and to its recently appointed President, Mr. Jonathan McCaman, totaling an aggregate of 3,385,000 shares of the Company common stock.  The directors as a group were granted options to purchase 1,025,000 shares of Company common stock and the employees as a group were granted options to purchase 1,260,000 shares of Company common stock.  The director and employees’ shares vest 1/6 of their underlying shares on October 10, 2008 and 1/12 of the remaining underlying shares on a quarterly basis thereafter over a period of two and a half years.  Mr. McCaman, was granted an option to purchase 750,000 shares of Company common stock, vesting on a quarterly basis over a period of two years.  All granted options were issued with an exercise price equal to the closing price of the Company’s common stock on April 10, 2008 as reported by the OTC Bulletin Board, $0.27 per share.  Each option will also be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement, which each individual will be required to sign as a condition of receiving the option.

On April 29 the Company and Mr. McCaman entered into an amendment to Mr. McCaman’s employment agreement in connection with his appointment as President of the Company.  The amendment provides that Mr. McCaman’s base salary shall increase to $210,000, effective as of March 1, 2008 and that he shall be eligible for an executive incentive bonus, in an amount up to $50,000 per quarter, to be based upon key performance indicators (“KPI’s”) to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  In addition, the amendment provides for the grant of a stock option to purchase 750,000 shares of the Company’s common stock, vesting over two years; subject to the approval of the Board, each quarter he will be eligible for additional grants of stock options to purchase up to 150,000 shares of the Company’s common stock, to be based upon KPI’s to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  The exercise price of each of the foregoing options will be equal to the closing price of the Company’s common stock on the Option grant date as reported by the OTC Bulletin Board.  Each option will vest quarterly over three (3) years, and will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  The amendment further provides that In the event of a “Change of Control,” as defined in the amendment, all of Mr. McCaman's then-unvested options shall immediately vest.

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

On April 25, 2007, Mark Bailey & Company notified the Chairman of the Audit Committee of the Board of Directors that it was resigning as our independent auditors, effective after its completion of the annual audit of our financial statements that were included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 and its review of the financial statements that were included in our Quarterly Report on Form 10Q-SB for the three months ended April, 30, 2007.  The report of Mark Bailey & Company on our financial statements for the year ended 2007 and the ten-month period ended 2006 did not contain an adverse opinion or a disclaimer of opinion but was modified as to uncertainty of the Company’s ability to continue as a going concern.  There were not, during our two most recent fiscal years any disagreements with Mark Bailey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mark Bailey & Company would have caused it to make reference to the subject matter of the disagreement in connection with its reports, nor were there any “reportable events” as provided in Item 304(a)(iv)(B) of Regulation S-B promulgated under the Securities Act of 1934, as amended.

We provided Mark Bailey & Company with a copy of our disclosure with regard to their resignation and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the above statements.  A copy of Mark Bailey & Company’s letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007.

We subsequently engaged Stonefield Josephson, Inc. to serve as our principal independent accountant. Stonefield Josephson, Inc. audited our financial statements for the year ended 2008.

Item 8A(T)- Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and chief financial officer, we have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2008. As described below in Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in our internal control over financial reporting as of January 31, 2008.  Based on our evaluation, our principal executive and chief financial officer have concluded that our disclosure controls and procedures as of January 31, 2008 were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met with respect to financial statement preparation and presentation.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management concluded that our internal control over financial reporting was not effective as of January 31, 2008 due to the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified by members of our management and reported to the audit committee:

Inadequate Segregation of Duties and Information Technology Access: Due to the size and limited resources, we were unable to adequately segregate the employee duties surrounding authorization of transactions, custody of company assets, record keeping and processing controls combined with the inability to adequately restrict access to Information Technology of financial systems and records.

Inadequate Controls to Monitor Management Override:  Due to the size and limited resources, we were unable to fully implement controls to monitor management override which include programs to monitor management and report fraud and unethical behavior to the Audit Committee and Board of Directors.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We intend to take the following steps to remediate the material weaknesses we identified as follows:

•	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

•	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

•	We will implement a whistle blower policy.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B- Other Information

On April 29 we entered into an amendment to Mr. McCaman’s employment agreement in connection with his appointment as President of the Company.  The amendment provides that Mr. McCaman’s base salary shall increase to $210,000, effective as of March 1, 2008 and that he shall be eligible for an executive incentive bonus, in an amount up to $50,000 per quarter, to be based upon key performance indicators (“KPI’s”) to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  In addition, the amendment provides for the grant of a stock option to purchase 750,000 shares of our common stock, vesting over two years; subject to the approval of the Board, each quarter he will be eligible for additional grants of stock options to purchase up to 150,000 shares of our common stock, to be based upon KPI’s to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  The exercise price of each of the foregoing options will be equal to the closing price of our common stock on the Option grant date as reported by the OTC Bulletin Board.  Each option will vest quarterly over three (3) years, and will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  The amendment further provides that in the event of a “Change of Control,” as defined in the amendment, all of Mr. McCaman's then-unvested options shall immediately vest.

PART III

Item 9- Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the name and position of each of our directors and executive officer as of April 30, 2008:

Name	Age	Positions
John Blair	53	Director
Kristin Bowman	45	Managing Director (New Zealand)
Mark Kalow	53	Director
Thomas L. Marcus	54	Chairman
Jonathan J. McCaman	59	President , Chief Financial Officer, Treasurer and Secretary
John R. Stringer	61	Director

John Blair. John Blair has served as a Director since January 2008.  Since March 1996, Mr. Blair has served as a principal at Helicon, a consulting firm specializing in technology and engineering strategy with focus on data communication and software.  From October 1999 through March 2004, Mr. Blair served as co-founder, Chairman and Chief Technology Officer, of Kenamea, an infrastructure software company.  Prior to founding Kenamea, from February 1992 to April 1996, Mr. Blair was a partner at Regis McKenna Inc., a high-tech marketing firm, and prior to that, from November 1989 to February 1992, he worked at Booz, Allen and Hamilton, where he served as a senior advisor to major technology companies.  Previously, from January 1980 to October 1987, Mr. Blair was a founder and Vice President Engineering of Hypertec Pty. Ltd., a computer product design and manufacturing firm in Australia.  Prior to 1980, Mr. Blair worked at Dulmont Ltd., an Australian computer company.  Mr. Blair has a Bachelor of Science in Electrical Engineering from the University of New South Wales, and a Masters in Business Administration from Stanford University.

Kristin Bowman. Kristin Bowman has served as a Director since June 2007, and as the Managing Director of our New Zealand subsidiary, PureDepth Incorporated Limited, since August 2006.  Ms. Bowman previously served as our Secretary from March 31, 2006, the effective date of the reverse merger, to January 2007, and as our acting Chief Financial Officer from March 2006 to June 2006. Prior to the reverse merger, Ms. Bowman served as Secretary and Chief Operating Officer of PureDepth, Inc. (the California corporation) from April 2005 to March 2006, and as the PureDepth Incorporated Limited Vice President of Business Operations from September 2004 to April 2005. Before joining PureDepth Incorporated Limited, Ms. Bowman worked extensively in corporate and investment financing law in both New Zealand and London.  From March 2002 through September 2004, Ms. Bowman was a partner in the Business and Taxation Team of Hesketh Henry, a New Zealand law firm. From July 1999 to December 2001, she served as General Counsel for Auckland International Airport Limited. Ms. Bowman also serves on the Board of Soccer New Zealand. Ms. Bowman received a First Class Honours degree in law from Auckland University in New Zealand, and holds a current practicing certificate as a barrister and solicitor of the Supreme Court of New Zealand.

Mark Kalow. Mark Kalow has served as a Director since April 2006. Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of directors and audit committees of PhotoWorks, an online photography company, LSF Network, an e-marketing services company, Reischling Press, Inc., a digital printing company and the Santa Cruz Ballet Theatre. From October 1999 to September 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM and e-marketing companies. From September 1993 to July 1998,  Mr. Kalow was Chief Operating Officer and Chief Financial Officer of Live Picture Inc. (LPI), a digital imaging software company which he co-founded. He was Chief Executive Officer of LPI from November 1998 through June 1999.  Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and a Masters in Business Administration with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006.

 Thomas L. Marcus.  Mr. Marcus has served as a Director since September 2006 and as Chairman of the Board since June 2007.  From May 2007 to September 2007, Mr. Marcus served as a consultant to the Chief Executive Officer and the Board regarding certain strategic issues.   Starting in September 2007, until January 2008, he served as a regular employee, as  our Chief Executive Officer:, in January 2007, Mr. Marcus stepped down as Chief Executive Officer.  Since April 2005, Mr. Marcus has also served as the Executive Director of Newforth Partners, a boutique investment bank focusing on technology mergers and acquisitions. From October 2004 to March 2005, Mr. Marcus was engaged in various consulting assignments.  From September 2001 through September 2004, Mr. Marcus was the Chief Executive Officer of Everyone.net, a hosted email services company.  From March 2000 to March 2001, Mr. Marcus was the Chief Operating Officer of The Valent Group, a venture operating company founded by Accel Partners and Bessemer Venture Partners.  Prior to joining The Valent Group, Mr. Marcus served as Executive Vice President of Flycast Communications, a direct response advertising network, from March 1999 to March 2000.  From 1986 through 1998, Mr. Marcus served as Vice President of Business Development and General Counsel at Broderbund Software, a consumer software company.  Mr. Marcus began his legal career at Heller, Ehrman, White & McAuliffe, a law firm. He received his Bachelor of Arts degree from Yale University and his Juris Doctorate from the University of California, Berkeley, School of Law (Boalt Hall).  Mr. Marcus also is on the Board of Governors of The Robert Packard Center for ALS Research at Johns Hopkins.

Jonathan McCaman.  Jonathan McCaman has served as our President since January 2008 and as Chief Financial Officer, Secretary and Treasurer since January 2007.  Prior to joining us, Mr. McCaman served as a consultant while on sabbatical from February 2006 to January 2007. Prior to this period, Mr. McCaman served as Vice President of Finance at Exel Global Logistics, Inc., a supply chain management company, from February 2002 to February 2006. Prior to joining Exel, he was Chief Financial Officer of Merchants Group International, Ltd., a private equity and venture capital firm, from July 1999 to January 2002. Prior to joining Merchants Group International, Ltd., he held various senior executive positions in finance and planning at DHL Worldwide Express and was Chief Financial Officer of its telecommunications subsidiary, NetExpress, Inc. Before joining DHL, Mr. McCaman was a certified public accountant, providing management and financial expertise to clients in a range of industries.  Mr. McCaman has a Bachelor of Science degree in Accounting from Golden Gate University.

John Stringer. John Stringer has served as a Director since October 2007.  Mr. Stringer founded Venture Consulting, a management consulting firm, in January 2005.  Prior to founding Venture Consulting, Mr. Stringer served at Wyse Technology, Inc. a computer network terminal company, as the Chairman and as Chief Executive Officer and President from May 2000 to December 2004.  Prior to May 2000, he was Executive Vice President and General Manager at Wyse beginning in August 1998.  Prior to joining Wyse Technology, Mr. Stringer served from December 1997 to April 1998 as Executive Vice President and General Manager of Network Associates, Inc. (NAI), a network and software security company formed by the merger of McAfee, Inc. and Network General Corporation.  From January 1995 until December 1997, he served as Senior Vice President, Worldwide Sales, Support and Operations of Network General Corporation, a computer network analysis firm.  Mr. Stringer holds a Bachelor of Arts degree in Business Administration focused on economics from the University of Houston.  He has also served on the board of public, private and non-profit organizations, including Wyse Technology, Inc. and Ballet San Jose.  Mr. Stringer was also a founding member of the Markkula School of Applied Ethics at Santa Clara University.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and employees, including our principal executive officer, chief financial officer, controller and persons performing similar functions.  See copy of our Code of Ethics filed with this annual report 10-KSB as exhibit #14.1.

Stockholder Recommendations for Director Nominations

Stockholders may send any communications to the Board of Directors in writing by mail to:  Board of Directors, c/o Corporate Secretary, PureDepth, Inc., 255 Shoreline Drive, Suite 610, Redwood City, CA 94065, or by email to our Corporate Secretary at jon.mccaman@puredepth.com, including recommendations for director nominations, provided, however, that any such recommendation which a stockholder intends to be considered in connection with an annual election of directors must be received by the Board of Directors prior to our mailing of the notice and agenda of the corresponding annual shareholder meeting.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  The sole member of the Audit Committee is Mark Kalow. The Board of Directors has determined that Mr. Kalow meets the qualifications of an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to Mr. Kalow’s experience and understanding with respect to certain accounting and auditing matters, and does not impose on Mr. Kalow any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors or affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 10- Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by our principal executive officers during year ended 2008, our other executive officer that was serving at the end of year ended 2007, and two former executive officers who would have been included among the two other most highly compensated executive officers had they continued to serve as executive officers through January 31, 2008.  These individuals are referred to in this report as our “named executive officers.”

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jonathan J. McCaman, President and Chief Financial Officer (1)	2007	$10,657	-	$5,643	-	$536	$16,836
	2008	$175,000	$10,000	$168,957	-	$37,151	$391,108
Kristin Bowman Managing Director (New Zealand) (2)	2007	$158,241	$83,455	$486,736	$17,125	$1,234	$746,791
	2008	$196,451	-	-	-	$1,363	$197,814
Former Officers:
Thomas L. Marcus, Former Chief Executive Officer(3)	2008	$115,000	-	$161,569	-	$119,045	$395,614
Fred Angelopoulos, Former Chief Executive Officer (4)	2007	$250,000	-	$646,584	$86,390	$17,407	$1,000,381
Mark Yahiro Former Senior Vice President, Marketing and Business Development(5)	2007	$133,974	-	-	-	$165,950	$299,924
	2008	$162,843	-	-	-	$17,056	$179,899
Thomas Credelle Former Senior Vice President of World Wide Engineering (6)	2008	$115,388	-	$69,168	-	$7,864	$192,420

(1)
During year ended 2007, Mr. McCaman earned $536 for medical insurance reimbursement and during year ended 2008, Mr. McCaman earned (a) a discretionary $10,000 bonus, (b) $25,000 relocation and moving reimbursement and (c) $12,151 for medical insurance reimbursement.

(2)
During year ended 2007, Ms. Bowman earned (a) $83,455 discretionary bonuses for performance; (b) $17,125 according to our quarterly bonus program; and (c) $1,234 for medical insurance reimbursement. During year ended 2008, Ms. Bowman earned $1,363 for medical insurance reimbursement.   Ms. Bowman’s cash compensation was paid in New Zealand dollars; amounts shown above (except for option awards) were converted from New Zealand Dollars at the conversion rate of 0.6856 and 0.7429, published January 31, 2007 and 2008, respectively, the last day of the reporting day for the fiscal year period.

(3)
During year ended 2008, Mr. Marcus served as a Director before being appointed as our interim Chief Executive Officer and Chairman of the Board of Directors.  He was later appointed to be our permanent Chief Executive Officer and then subsequently stepped down as Chief Executive Officer on January 24, 2008,  but continues to serve as our Chairman of the Board of Directors.  Mr. Marcus earned (a) $ 113,100 for consulting fees as our interim CEO, and (b) $5,945 for medical insurance reimbursement.   Fees earned as Director are presented in, “Compensation of Directors”.  All other compensation including stock-based compensation for the year ended 2008 is presented here.

(4)
Mr. Angelopoulos served as our Chief Executive Officer before resigning in June 2007.  During year ended 2007, Mr. Angelopoulos earned (a) $86,390 for the signing of a significant license contract; and (b) $17,407 for medical insurance reimbursement. During year ended 2008, Mr. Angelopoulos earned (a) $20,117 for medical insurance reimbursement and (b) $145,833 severance pay.

(5)
Mr. Yahiro served as our Senior Vice President, Marketing and Business Development through January 2008.  During year ended 2007, Mr. Yahiro earned (a) $57,000 for the signing of a significant license contract; and (b) $17,221 for medical insurance reimbursement.  During year ended 2008, Mr. Yahiro earned $17,056 for medical insurance reimbursement.

(6)	Mr. Credelle served as our Senior Vice President of World Wide Engineering through January 2008. During year ended 2008, Mr. Credelle earned $ 7,864 for medical insurance reimbursement.

(7)
The dollar value of amount expensed by us during the years ended 2007 and 2008 for financial statement reporting purposes pursuant to SFAS No. 123R.   The statement requires us to estimate the overall value of the options as of the date of grant based on the Black Scholes method of valuation and then expense that value on a straight-line basis over the service period over which time the options vest.    The assumptions used in the calculation of the amounts in this table are included in Note 8 of the notes to our consolidated financial statements included under Part II, Item 7 under the title “Financial Statements.”

Discussion of Summary Compensation Table

Set forth below is a summary of terms of the employment agreement for each of our named executive officers that relate to the compensation for such persons for the years ended 2007 and 2008 as set forth in the above table. For a discussion of the terms of our employment agreements with current Named Executive Officers regarding resignation, termination of employment or change in control please see “Potential Payments Upon Termination or Change in Control” below.

Employment Agreements with Named Executive Officers

President and Chief Financial Officer

During our year ended 2008, Jonathan J. McCaman served as our President and Chief Financial Officer, was compensated pursuant to the terms of an executive employment agreement with PureDepth Incorporated Limited dated May 07, 2007, which provided for an annual base salary of $175,000 and a relocation allowance of $25,000.  Pursuant to this agreement, Mr. McCaman received options to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.20 per share, be eligible for an annual bonus pursuant to the terms and requirements of the Company’s Senior Management Bonus Plan and customary fringe benefits which includes reimbursement of medical insurance.  All of the shares subject to the option will vest over three years, with 1/6 of the shares at a 6 month cliff and 1/12 of the underlying shares at quarterly intervals thereafter.

During year ended 2008, Mr. McCaman was granted a second option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.95 per share.  All of the shares subject to the option will vest over three years, with 1/6 of the shares at a 6 month cliff and 1/12 of the underlying shares at quarterly intervals thereafter.

Former Chief Executive Officers

Fred Angelopolous

During our year ended 2007 and prior to November 10, 2006, Fred Angelopoulos served as our Chief Executive Officer, and was compensated pursuant to the terms of an executive employment agreement with PureDepth Incorporated Limited dated March 31, 2005, as amended, which provided for an annual base salary of $250,000.  Pursuant to this agreement, upon completion of one year of service on April 1, 2006, Mr. Angelopoulos was entitled to a retention bonus and was also entitled to reimbursement for medical insurance expenses.

On November 10, 2006, we entered into a new employment agreement with Mr. Angelopoulos which superseded the prior agreement with him, including the retention bonus.  Pursuant to the new agreement, Mr. Angelopoulos was entitled to receive an annual base salary of $250,000 and was eligible to participate in any applicable bonus or incentive program we provided.  Pursuant to the executive incentive plan for the year ended 2007, Mr. Angelopoulos received a bonus in the amount of $86,390 upon the execution of a licensing agreement with a significant customer.  Under the new agreement, Mr. Angelopoulos was required to exercise certain existing stock option rights pursuant to a fixed exercise schedule, and was required to observe agreed-upon limits on selling of shares of our common stock.  During the year ended 2008, Mr. Angelopoulos exercised 600,000 of his option shares pursuant to the Agreement, and forfeited 700,000.  The agreement, which is governed by California law, includes confidentiality and nondisclosure provisions.

Mr. Angelopoulos resigned as our Chief Executive Officer and as a Director in June 2007.  For information regarding Mr. Angelopoulos’ separation agreement, see the section entitled “Benefits Paid to Former Named Executive Officers upon Separation.”

Thomas L. Marcus

In June 2007, Mr. Marcus was appointed as our Chief Executive Officer on an interim basis after the resignation of Mr. Angelopoulos as our Chief Executive Officer, in the capacity as a consultant to the Company.  In his capacity as a consultant, Mr. Marcus received an hourly fee of $150 per hour, limited to $1,500 per day.

On September 11, 2007, Mr. Marcus was formally appointed our Chief Executive Officer.  We entered into an executive employment agreement with Mr. Marcus relating to his change of status from interim to full-time Chief Executive Officer of the Company and providing for the elements of his future compensation.  Under this agreement, Mr. Marcus was to earn an annual salary of $276,000 (the "Base Salary"), and up to two performance bonuses in an aggregate amount up to $50,000 upon the achievement of certain goals to be established by the Board of Director's Compensation Committee (the "Performance Goals); the Board subsequently determined and paid Mr. Marcus $30,000 of such Performance Goals. In addition, on October 4, 2007, the Board granted Mr. Marcus an option (the "October Option"), to purchase 150,000 shares of Company common stock pursuant to the Plan.  The October Option has an exercise price of $0.95 which was equal to the closing price of our common stock on October 4, 2007 as reported by the OTC Bulletin Board and vested on a monthly basis over the three (3) month period following September 11, 2007.  In addition, the Board also granted Mr. Marcus a second option (the "December Option"), to purchase 150,000 shares of our common stock pursuant to the Plan.  The December Option has an exercise price of $0.96 which was equal to the closing price of our common stock on December 3, 2007 as reported by the OTC Bulletin Board and vested on a monthly basis over the three (3) month period following September 11, 2007.  At the discretion of the Board, Mr. Marcus was also eligible to receive two additional option grants, each to purchase a number of shares of Company common stock up to but not in excess of 37,500 shares, after ninety and one hundred and eighty days, respectively, upon the achievement of the Performance Goals; none of such options were subsequently granted.  The agreement contains other terms that are standard for such an employment arrangement, including without limitation, provisions relating to confidentiality, arbitration and non-solicitation.

Mr. Marcus resigned as our Chief Executive Officer in January 2008.  For information regarding Mr. Marcus’ separation agreement, see the section entitled “Benefits Paid to Former Named Executive Officers upon Separation.”

Managing Director (New Zealand)

During the year ended 2007 and 2008, Kristin Bowman, our Managing Director (New Zealand) was compensated pursuant to the terms of an executive employment agreement with PureDepth Incorporated Limited dated April 1, 2005, as subsequently modified by our Board of Directors.  The annual base salary to be paid to Ms. Bowman pursuant to the agreement has been increased by our Board of Directors from time to time and most recently in March 2006 to NZ$257,642 (approximately US$191,400 annual base rate, based upon a conversion rate of 0.743 NZ$ to the US$, as of January 31, 2008). She also participates in the quarterly bonus program and is entitled to reimbursement for medical insurance expenses. The agreement is governed by New Zealand law, and includes various other terms regarding employment, including confidentiality provisions and a 6-month non-competition and non-solicitation provision.

Senior Vice President of Marketing and Business Development

During the year ended 2007, Mr. Yahiro was compensated under the terms of an executive employment agreement dated February 1, 2006.  In his capacity as Senior Vice President of Marketing and Business Development he was to receive an annual base salary of $164,000 plus monthly health care reimbursement.  The Agreement included various other terms regarding employment, including confidentiality and assignment-of-invention provisions and a 6-month non-competition and non-solicitation provision.

Additionally, Mr. Yahiro received options to purchase 1,480,238 shares of the Company’s common stock at an exercise price of $0.28 per share in March 2006 prior to the merger.  These rights continued through his employment and the reorganization of the companies in the corporate group. These options were fully vested on March 31, 2006 as a result of the merger.

Mr. Yahiro was terminated as our Senior Vice President of Marketing and Business Development in January 2008.  For information regarding Mr. Yahiro’s separation agreement, see the section entitled “Benefits Paid to Former Named Executive Officers upon Separation.”

Senior Vice President of World Wide Engineering

During the year ended 2007, Mr. Credelle was compensated under the terms of an executive employment agreement dated July 23, 2007.  In his capacity as Senior Vice President of World Wide Engineering he was to receive an annual base salary of $185,000.   Pursuant to this agreement, Mr. Credelle was entitled to receive options to purchase 500,000 shares of the Company’s common stock and was eligible for an annual bonus pursuant to the terms and requirements of the Company’s Senior Management Bonus Plan and customary fringe benefits which included reimbursement of medical insurance.  All of the shares subject to the option were scheduled to vest over three years, with 1/6 of the shares at a 6 month cliff and 1/12 of the underlying shares at quarterly intervals thereafter.  The Agreement included various other terms regarding employment, including confidentiality and assignment-of-invention provisions and a 6-month non-competition and non-solicitation provision.

Mr. Credelle was terminated as our Senior Vice President of World Wide Engineering in January 2008.  For information regarding Mr. Credelle’s separation agreement, see the section entitled “Benefits Paid to Former Named Executive Officers upon Separation.”

The foregoing summaries do not purport to be complete and are qualified in their entirety by the filed Agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes certain information with respect to the unexercised options held by our named executive officers as of January 31, 2008:

Executive’s Outstanding Equity Awards at Fiscal Year End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) UnExercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Jonathan J. McCaman	333,333	166,667	2.20	01/16/14
	250,000	-	0.95	10/03/14

Fred Angelopoulos (1) (2)	-	1,560,476	0.28	03/31/11

Thomas L. Marcus	11,667	8,333	3.03	09/06/13
	11,667	8,333	3.25	10/04/13
	11,667	8,333	3.39	11/05/13
	11,667	8,333	3.51	12/04/13
	11,667	8,333	2.82	01/04/14
	100,000	-	1.50	08/02/14
	-	150,000	0.95	10/03/14
	-	150,000	0.96	12/02/14

Kristin Bowman (1)	-	1,589,892	0.28	03/31/11

Thomas Credelle	-	35,051	1.67	06/18/14
	-	48,282	1.50	08/02/14

Mark Yahiro (1) (3)	-	740,119	0.28	03/31/11

(1)	Options became fully vested and exercisable on March 31, 2006, the effective date of the merger.

(2)
Pursuant to an amendment to the stock option agreement governing this option dated July  2007, Mr. Angelopoulos was required to exercise one tranche of his option in 2007 and is required to exercise the remaining tranche in 2008; during the year, Mr. Angelopoulos exercised 600,000 shares and forfeited 700,000 shares under such option agreement.  The amendment also accelerated the terms of the selling schedule for this option.  See “Benefits Paid to Former Named Executive Officers upon Separation” for more information.

(3)
Pursuant to an amendment to the stock option agreement governing this option dated December 19, 2006, Mr. Yahiro was required to exercise of 740,119 shares on or before December 31, 2008, subject to the termination provisions described under the section entitled “Potential Payments upon Termination or Change in Control” below, and any portion of the option that was not exercised pursuant to the exercise schedule set forth in the option agreement was to expire and be forfeited; Mr. Yahiro exercised 350,000 shares and forfeited 390,119 shares under such option agreement.  Pursuant to this amendment, the shares that Mr. Yahiro obtained upon exercise of the option may not be sold more rapidly than pursuant to the following schedule:  350,000 shares in calendar year ending 2009.

Potential Payments upon Termination or Change in Control

As described under the heading “Discussion of Summary Compensation Table” in this Item 10, we are a party to employment agreements with certain of our named executive officers. The following is a summary of the terms of each such contract that provides for payment to a named executive officer in connection with his or her resignation, retirement or other termination or a change in control:

President and Chief Financial Officer

Our executive employment agreement with Mr. McCaman provides that the agreement is terminable upon 30 days notice by Mr. McCaman.  However, we can terminate at any time with cause, provided however that if we terminate him without cause, Mr. McCaman is entitled to eight month’s base salary.    In addition, in the event of a change of control of the Company, as defined in his executive employment agreement, all of Mr. McCaman’s outstanding options shall accelerate.

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

Benefits Paid to Former Named Executive Officers upon Separation

We entered into an agreement with Mr. Angelopoulos relating to his separation from the Company (the “Separation Agreement”) in July 2007. The terms of the Separation Agreement supersede any relevant terms of Mr. Angelopoulos’s employment agreement and call for Mr. Angelopoulos to provide consulting services to us for a period of three months following his resignation. During such three month period, Mr. Angelopoulos will earn a monthly consulting fee equivalent to his monthly salary at the time of his departure (“Base Salary Rate”), thereafter he will continue to receive, as severance payment, semi-monthly payments in a monthly amount equal to his Base Salary Rate for a period of twelve months. Under the Separation Agreement, we will pay for  two years of Mr. Angelopoulos’ COBRA health insurance premiums. In addition, Mr. Angelopoulos’ stock option agreement was amended to provide that it could be exercised in two tranches in 2007 and 2008, respectively; during the year, Mr. Angelopoulos exercised 600,000 shares and forfeited 700,000 shares under such option agreement. In addition the option agreement was amended to accelerate the selling schedule applicable to shares of our common stock acquired upon any such exercise, so that shares which are issued upon exercise of his option may be sold in the following years:  600,000 shares in calendar year ended 2007, 870,000 shares in calendar year ended 2008, and 1,430,000 shares in calendar year ending 2009.

In January 2008 the Board and Mr. Marcus mutually agreed that Mr. Marcus would step down in his capacity as the Chief Executive Officer of the Company. Mr. Marcus’ role as Chief Executive Officer terminated on January 24, 2008 (the “Effective Date”) however he has continued to serve on the Board in his capacity as Chairman.  During the thirty day period following the Effective Date, Mr. Marcus remained an employee of the Company and served at the direction of the Board and the President of the Company.  Thereafter, in accordance with his employment agreement dated September 14, 2007 (the “Employment Agreement”), Mr. Marcus will receive four and one-half months of payments, payable in accordance with the Company’s standard payroll procedures services, together with COBRA reimbursement for a maximum of four and one-half months.  To the extent that the Mr. Marcus’ options granted during his tenure as Chief Executive Officer (the September and December grants) to purchase Common Stock were unvested as of the Effective Date, such shares became fully vested immediately prior to such date.

In January 2008, we entered into a separation agreement and general release of claims with Mr. Yahiro relating to his separation from the Company (the “Separation Agreement”). The terms of the Separation Agreement supersede any relevant terms of Mr. Yahiro’s employment agreement and call for us to provide Mr. Yahiro with four months severance pay at Mr. Yahiro’s base salary and six months of reimbursed COBRA health insurance premiums.

In January 2008, we entered into a separation agreement and general release of claims with Mr. Credelle relating to his separation from the Company (the “Separation Agreement”). The terms of the Separation Agreement supersede any relevant terms of Mr. Credelle’s employment agreement and call for us to provide Mr. Credelle with four months severance pay at Mr. Credelle’s base salary.

Compensation of Directors

The following table sets forth information concerning the compensation earned by our directors for the year ended 2008:

Director Compensation Table
Name (1)(9)	Fees Earned or Paid Cash ($)	Option Awards ($) (8)	Other Compensation ($)	Total ($)
John Blair (2)	-	$72	-	$72
John Floisand (3)	$45,000	$53,788		$98,788
David Hancock (4)	$29,468	-	-	$29,468
Mark Kalow (5)	$86,500	$72,823	-	$159,323
Tom Marcus (6)	$31,000		-
John Stringer (7)	$14,000	$3,067	-	$17,067

(1)
See the Summary Compensation Table for disclosure related to Kristin Bowman.  Ms. Bowman, who is also the Managing Director of our New Zealand subsidiary, PureDepth Incorporated Limited, did not receive additional compensation for her services as a member of our Board of Directors.

(2)	Mr. John Blair was appointed as a Director in January 2008 and serves on the Compensation Committee.

(3)	Mr. Floisand served as a Director from September 2006 and resigned in January 2008.

(4)	Mr. Hancock served as Chairman of our Board of Directors from March 2006 and resigned on June 26, 2007.

(5)	Mr. Kalow serves on the Audit and Compensation Committees.

(6)
Mr. Marcus has served as a Director since September 2006 and served as our interim, then full-time Chief Executive Officer from June 2007 until January 2008 when he resigned as Chief Executive Officer but continues to serve as our Chairman of the Board of Directors.  All compensation, except for director fees paid to Mr. Marcus for his services as Director prior to his becoming our interim and then full-time Chief Executive Officer, are included in the table labeled “Summary of Executive Compensation” of this item.  No employees of the Company, including Mr. Marcus, receive director fees for their services as a Director while they were an employee.

(7)	Mr. Stringer was appointed as a Director in October 2007 and serves on the Compensation Committee.

(8)
Represents the dollar value of amount expensed by us during the years ended 2007and 2008 for financial statement reporting purposes pursuant to SFAS No. 123R.  This Statement requires us to estimate the overall value of the options as of the date of grant based on the Black Scholes method of valuation and then expense that value over the service period over which time the options vest.  The assumptions used in the calculation of the amounts in this table are included in Note 8 of the Notes to our consolidated financial statements included under Part II, Item 7 under the title “Financial Statements.”

(9)	For each director included in the above table, below is a summary of the aggregate number of option awards outstanding at January 31, 2008:

Name	Option Awards Outstanding (#)
John Blair	100,000
John Floisand	41,665
David Hancock	536,032
Mark Kalow	283,533
Tom Marcus	See note (10)
John Stringer	100,000

(10)	Mr. Marcus’s option awards Outstanding at year ended 2008 are presented in the table labeled “Executive’s Outstanding Equity Awards at Fiscal Year End” as a named executive officer in this item.

Discussion of Director Compensation Table

Director Cash Compensation Policy

On April 5, 2007, the Company adopted a director compensation policy pursuant to which members of the Board of Directors are entitled to receive the following cash benefits from the Company:

•	Each non-employee member of the Board of Directors will receive:

o	an annual payment of $20,000, payable in semi-annual installments at the beginning of each semi-annual period; and

o	an additional payment of $1,000 for each meeting of the Board of Directors or any committee thereof which the member attends in person, or $500 for each such meeting attended by telephone; and

•
The chairperson of the Board of Directors and the chairperson of the Audit Committee will each receive an additional annual payment of $10,000, and the chairperson of the Compensation Committee will receive an additional annual payment of $5,000, in each case payable semi-annually at the beginning of each semi-annual period.

No employees of the Company are eligible to receive director fees for their services as a Director.

John Blair

Mr. John Blair was appointed by the Board to fill a vacancy on the Board, effective on January 19, 2008.  Mr. Blair was also appointed to serve on the Board’s Compensation Committee.  Mr. Blair will receive cash compensation for his services as a member of the Board according to our Director Compensation Policy approved .   In addition, on January 24, 2008 the Board granted Mr. Blair an initial option grant (the “Initial Option”) to purchase an aggregate of 100,000 shares of the Company’s common stock pursuant to the Company’s 2006 Stock Incentive Plan, as amended  ("Plan"), with an exercise price equal to the closing price of the Company’s common stock on the grant date of the option, as reported by the OTC Bulletin Board. Mr. Blair will also be granted an option grant to purchase an additional 100,000 shares of the Company’s common stock on the date which is six months from the effective date of Mr. Blair’s appointment.   Vested shares subject to the options are or will be subject to the terms and conditions of the Plan and the associated stock option agreement.  The shares subject to the Initial Option will vest over three years, with one-sixth of the shares subject to the Initial Option vesting six months from the effective date of appointment, and one-twelfth of the shares subject to the Initial Option vesting each quarter thereafter.  The second option will have the same vesting schedule and terms and conditions as the Initial Option and shall have an exercise price equal to the closing price of the Company’s common stock on the date of grant as reported by the OTC Bulletin Board.

Mark Kalow

During the year ended 2007, Mr. Kalow earned a directors’ fee at an annual rate of $20,000 and a fee as Chairman of the Audit Committee at an annual rate of $10,000.  Mr. Kalow was also paid $1,000 for each meeting of the Board of Directors he attended in person, and $500 for each meeting he attended by telephone.  Mr. Kalow was also granted an option to purchase 232,932 shares of our common stock at an exercise price of $0.44.  This option was fully vested in connection with the merger and on December 31, 2006 this option expired by its terms.  On January 4, 2007, we issued Mr. Kalow an option to purchase 232,932 shares of our common stock at an exercise price of $0.44 per share.  This grant was issued below the market price on that day in order to align with the exercise price of his prior grant and was fully vested at the time of issuance.  Any portion of the option that is not exercised pursuant to the exercise schedule set forth in the option agreement will expire. Pursuant to the terms of the option agreement, Mr. Kalow was required to exercise one-half of the options shares on or before December 31, 2007 , and one-half of the option shares on or before December 31, 2008; Mr. Kalow did not exercise the initial one-half of the option shares on or before December 31, 2007 and therefore one-half of the options shares expired.  Pursuant to this amendment, the shares that Mr. Kalow obtains upon exercise of the option may not be sold more rapidly than pursuant to a schedule.

In the year ended 2007, Mr. Kalow was also granted options (each referred to as an “Initial Option”) to purchase an aggregate of 167,067 shares of our common stock, which was issued in five grant tranches as follows:  33,400 shares on August 4, 2006; 33,400 shares on September 5, 2006; 33,400 shares on October 5, 2006; 33,400 shares on November 6, 2006; and 33,467 shares on December 5, 2006.  The shares subject to the Initial Option granted on each date  had an exercise price equal to the closing price of our common stock on such date as reported by the OTC Bulletin Board.  Vested shares subject to the option may be exercised within seven years and are subject to the terms of the stock option plan and associated stock agreement.  All of the shares subject to the option will vest over three years, with 1/6 of the shares on December 30, 2006, and 1/12 of the underlying shares at quarterly intervals thereafter.

Thomas Marcus

During year ended 2007, Mr. Marcus earned compensation for his services as a Director pursuant to the terms of letter dated September 2006, providing for the payment at an annual rate of $20,000.   Upon adoption of the Director Compensation policy, described above, Mr. Marcus agreed to terminate the director letter, and adopted the payment terms set forth in such policy.

In the year ended 2007, Mr. Marcus was granted options (each referred to as an “Initial Option”) to purchase 100,000 shares of our common stock.  The Initial Option was issued in five equal grant tranches of 20,000 shares on the following dates:  September 7, October 5, November 6, December 5, 2007 and January 5, 2008.  The shares subject to the Initial Option granted on each date have an exercise price equal to the closing price of our common stock on such date as reported by the OTC Bulletin Board.  Vested shares subject to the Initial Option may be exercised within seven years from the effective date of the director’s appointment and are subject to the terms of the stock option plan and associated stock option agreement.  The shares subject to the Initial Option vest over three years, with 1/6 of the shares subject to the Initial Option vesting six months from the date of the appointment, and 1/12 of the shares subject to the Initial Option vesting each quarter thereafter.

In addition, on August 3, 2007, the Board granted to Mr. Marcus an option to purchase 100,000 shares of our common stock pursuant to the Plan, at an exercise price of $1.50 (an amount equal to the closing price of such common stock on such date as reported by the OTC Bulletin Board), and vesting over three years, with 1/6 of the shares vesting six months from the date of the appointment, and 1/12 of the shares vesting each quarter thereafter.  After the resignation of Mr. Marcus as our Chief Executive Officer in January 2008, he continues to serve as our Chairman of the Board of Directors, with compensation consistent with the director’s compensation policy.

John Stringer

On October 30, 2007, Mr. Stringer was appointed by the Board of Directors of the Company to fill a vacancy on the Board. Mr. Stringer was also appointed to the Compensation Committee of the Board of Directors. Mr. Stringer will receive cash compensation for his services as a member of the Board pursuant to the Company's Director Compensation Policy. In addition, the Board granted Mr. Stringer an option (the "Initial Option") to purchase an aggregate of 100,000 shares of the Company's common stock pursuant to the Plan. The Initial Option has an exercise price of $0.85, which was equal to the closing price of the Company's common stock on October 30, 2007, the grant date of the option, as reported by the OTC Bulletin Board. Vested shares subject to the Initial Option may be exercised within seven years from the effective date of the director's appointment and are subject to the terms and conditions of the Plan and associated stock option agreement. The shares subject to the Initial Option vest over three years, with one-sixth of the shares subject to the Initial Option vesting six months from the date of appointment, and one-twelfth of the shares subject to the Initial Option vesting each quarter thereafter. Mr. Stringer will also be granted an option to purchase an additional 100,000 shares of the Company's common stock on the date which is six months from the date of appointment, which option will have the same vesting schedule and terms and conditions as the Initial Option and shall have an exercise price equal to the closing price of the Company's common stock on the date of grant as reported by the OTC Bulletin Board.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of our outstanding common stock as of April 18, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security holders and stockholders listed below possess sole voting and investment power with respect to their shares. Except as otherwise indicated, the address of the security holders and stockholders listed below is 255 Shoreline Drive, Suite 610, Redwood City, California 94065.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#) (1)	Percentage of Common Stock Beneficially Owned (%)(1)
Fred Angelopoulos (2)	1,560,476	2.2%
John Blair (3)	375,000	*
Kristin Bowman (2) 24 Morrin Road Panmure, Auckland New Zealand	1,589,892	2.3%
Thomas Credelle (2)	83,333	*
Mark Kalow(2)	658,533	*
Thomas L. Marcus(4)	500,000	*
Jonathan J. McCaman (5)	1,500,000	*
John Stringer(6)	475,000	*
Mark Yahiro (2)	740,119	1.1%

K One W One Limited (7) c/o BDO Spicers, 120 Albert Street Auckland, New Zealand	36,664,355	52.9%

Vision Opportunity Master Fund, Ltd. (8) 317 Madison Avenue, Suite 1220 New York, NY 10017	8,572,273	11.9%

Gruber and McBaine Capital Management, LLC (9) 50 Osgood Place, Penthouse San Francisco, CA 94133	4,441,920	6.3%

All current executive officers and directors as a group (6 persons) (10)	3,223,425	3.6%
 * Less than 1%.

(1)
The number and percentage of shares beneficially owned is based on 68,483,979 shares of common stock outstanding as of April 18, 2008 and is determined in accordance with SEC rules.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon currently exercisable options and options that will become exercisable within 60 days of April 04, 2008 are deemed outstanding for the purpose of computing the percentage ownership of that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	All shares indicated are issuable upon the exercise of currently exercisable stock options.

(3)	No shares are currently issuable or will be issuable upon the exercise of stock options within 60 days of April 18, 2008.

(4)	Includes 375,000 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 18, 2008.

(5)	Includes 291,667 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 18, 2008.

(6)	Includes 16,667 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 18, 2008.

(7)	Includes 35,780,006 shares that are issued and outstanding and warrants to purchase 884,349 shares. Steven Tindall is the beneficial owner of shares held by K One W One Limited.

(8)
Includes 4,965,188 shares that are issued and outstanding and warrants to purchase 3,607,085 shares.   Vision Opportunity Master Fund, LTD. is a limited partnership operating as a fund.  There are no individual beneficial owners.  The Vision Opportunity Master Fund, LTD. is managed by Vision Capital Advisors.  Adam Benowitz has voting and investment control of the shares held by Vision Opportunity Master Fund, LTD., but disclaims beneficial ownership of the shares.

(9)
Includes 2,609,752 shares that are issued and outstanding and warrants to purchase 1,832,168 shares.  Gruber & McBaine Capital Management, managed by Jon D. Gruber and J. Patterson McBaine, has investment control of the securities held by Lagunitas Partners LP and Gruber & McBaine International; J Patterson McBaine and the Jon D. and Linda W. Gruber Trust each beneficially own securities held by investors managed by Gruber & McBaine Capital Management.

(10)	Includes 2,556,758 shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 18, 2008.

Item 12- Certain Relationships, Related Transactions and Director Independence

In July 2007, we amended the stock option agreement granted to David Hancock when he was Chief Executive Officer of DVIL, one of our predecessor companies, to provide that Mr. Hancock is required to exercise 30,341, 445,007 and 536,031 shares underlying the option on or before December 31, 2006, 2007 and 2008, respectfully.  Any portion of the option that is not exercised pursuant to the exercise schedule set forth in the amended option agreement will expire. Pursuant to these amendments, the shares that Mr. Hancock obtains upon exercise of the option may not be sold more rapidly than pursuant to the following schedule:  30,341 shares in calendar 2006, and 500,000 shares calendar year ended 2007 with no restriction thereafter.

On August 2, 2007, the Company and K One W One Limited (“K1W1”), entered into a waiver agreement, whereby K1W1 agreed to waive its existing registration rights previously granted to K1W1 by the Company under various agreements (the “Waiver Agreement”).  K1W1 is the Company’s largest stockholder and as of April 18, 2008, was the beneficial owner of approximately 53% of the Company’s outstanding stock.

On January 30, 2008, the Company was advanced $100,000 by a major shareholder K One W One (“K1W1”) in anticipation of the convertible note purchase agreement signed subsequent to year end on February 4, 2008. Under the note purchase agreement, on February 4, 2008, K1W1 purchased an initial note of $1,000,000 ($100,000 of which was previously funded on January 30, 2008) and on March 14, 2008 K1W1 purchased another note of $2,000,000.  See Note 8 – Long-term Debt and Note 16 - Subsequent Events.

The Board of Directors has determined that each of the following directors is an “independent director” as defined in the listing standards of The Nasdaq Stock Market.  In addition, the Board has determined that each of the members of the Audit and Compensation Committees meets the independence requirements applicable to those committees as prescribed by listing standards of The Nasdaq Stock Market and the SEC.

Item 13- Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Annual Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (12)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro *(17)

10.27	Secured Note Purchase Agreement	X

10.28	Security Agreement	X

10.30	Amendment to Executive Employoment Agreement - McCaman	X

10.31	Sublease Agreement - Twin Dolphin Drive, California	X

14.1	Code of Business Conduct and Ethics	X

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

21.1	Subsidiaries of the Small Business Issuer	X

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm	X

23.2	Consent of Mark Bailey & Company LTD, Previous Independent Registered Public Accounting Firm	X

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Reports on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 2, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
*(17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007

Item 14- Principal Accountant Fees and Services

The information below sets forth certain information with respect to fees billed to us by our principal accountants for the year ended 2008 and 2007.  For additional information regarding Mark Bailey and Company and Stonefield Josephson, Inc., see Item 8 under part II of this report.

(1) Audit Fees

Comiskey & Company, our previous accountant during year ended 2007, billed us audit fees in the aggregate amounts of $29,400. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements

Mark Bailey & Company, LTD, our previous accountant during year ended 2008 and 2007, billed us audit fees in the aggregate amounts of $150,000 and $175,400, respectively. These fees relate to the audit of our annual financial statements and the reviews of our financial statements included in our quarterly reports on Forms 10-QSB.

Stonefield Josephson, Inc., our principal accountant during year ended 2008 billed us audit fees in the aggregate amounts of $79,900 . These fees relate to the audit of our annual financial statements and the reviews of our financial statements included in our quarterly reports on Forms 10-QSB.

(2) Audit-Related Fees

The Company incurred aggregate fees and expenses of approximately $76,100 from Mark Bailey & Company, LTD during year ended January 31, 2008, related to the filing of SEC Form SB-2 and Form SB-2A and other SEC matters.

The Company incurred aggregate fees and expenses of approximately $8,200 from Stonefield Josephson, Inc. during year ended January 31, 2008, related to the filing of SEC Form SB-2 and Form SB-2A and other SEC matters.

(3) Tax Fees

The Company incurred aggregate fees and expenses of $5,000 and $5,750 during year ended 2008 and 2007, respectively, from Mark Bailey & Company, LTD, for professional services related to tax preparation.

(4) All Other Fees

None

 (5) Audit Committee Policy

The Audit Committee has adopted a policy that it must pre-approve all fees for all audit and non-audit services provided by our principal accountant. Management and the principal accountants are required to periodically report to the Audit Committee regarding the extent and type of services provided in accordance with this pre-approval. The Audit Committee pre-approved 100% of the audit, audit-related, tax and all other fees billed to us by our principal accountants for the years ended 2008 and 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: April 30, 2008	By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman President(Principal Executive Officer) and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan McCaman, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done with respect to the filing of the Form 10-KSB and the satisfaction of the Company’s obligations relating thereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Jonathan McCaman
Jonathan McCaman	President (Principal Executive Officer), Chief Financial Officer, Treasurer and Secretary	April 30 , 2008

/s/ Kristin Bowman
Kristin Bowman	Managing Director (New Zealand)	April 30 , 2008

/s/ Thomas Marcus
Thomas L. Marcus	Director	April 30 , 2008

/s/ Mark Kalow
Mark Kalow	Director	April 30 , 2008

/s/ John Stringer
John Stringer	Director	April 30 , 2008

/s/ John Blair
John Blair	Director	April 30 , 2008