Form 10-Q
period 2008-04-30
PUREDEPTH, INC.
filed 2008-06-16
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission file number: None

PureDepth, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4831825 (I.R.S. Employer Identification No.)

230 Twin Dolphin Drive, Suite 230D, Redwood City, California 94065
(Address of principal executive offices) (Zip Code)

(650) 632-0800
(Registrant’s telephone number, including area code)

255 Shoreline Drive, Suite 610, Redwood City, California 94065
(Registrant’s former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

[   ] Large accelerated filer          [   ] Accelerated filer          [   ] Non-accelerated filer        [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company:      Yes [  ]     No [X]

As of June 13, 2008, 68,483,979 shares of Issuer’s common stock, $0.001 par value, were outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements:	3
	- Condensed Consolidated Balance Sheets (Unaudited)
	- Condensed Consolidated Statements of Operations (Unaudited)
	- Condensed Consolidated Statements of Cash Flows (Unaudited)
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

	Signatures	38

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2008	January 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,275,388	$429,726
Restricted cash	79,058	78,499
Accounts receivable, net	110,052	12,000
Inventory	53,330	-
Other current assets	163,909	152,276
Total current assets	1,681,737	672,501

Property and Equipment, net	338,486	382,300

Other Assets
Intellectual property, net	2,589,818	2,564,260
Other assets	40,000	40,000
Total Assets	$4,650,041	$3,659,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$229,432	$379,556
Accrued expenses	608,593	865,641
Accrued interest	38,133	7,253
Notes payable – current portion	131,480	135,870
Deferred revenue – current portion	750,000	750,000
Convertible debt, net of discount	2,870,300	-
Total current liabilities	4,627,938	2,138,320

Long Term Liabilities
Notes payable	303,720	312,309
Long term debt	-	100,000
Deferred revenue	1,846,154	2,033,654
Total Liabilities	6,777,812	4,584,283

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,483,979 and 68,483,979 issued and outstanding	68,484	68,484
Additional paid in capital	34,503,652	34,155,297
Accumulated other comprehensive loss	(713,256)	(706,421)
Accumulated deficit	(35,986,651)	(34,442,582)
Total stockholders' deficit	(2,127,771)	(925,222)
Total Liabilities and Stockholders' Deficit	$4,650,041	$3,659,061

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For Three Months Ended
	April 30, 2008	April 30, 2007
Revenue
Licensing	$187,500	$187,500
Services	110,052	-
Product sales	-	44,098
Total revenue	297,552	231,598

Cost of licensing	79,810	76,371
Cost of services	87,475	-
Cost of product sales	-	38,323
Total cost of revenue	167,285	114,694
Gross margin	130,267	116,904

Operating Expenses
Depreciation	32,211	17,621
Research and development	466,036	516,230
Sales and marketing	153,373	375,235
General and administrative	955,253	1,250,837
Total operating expenses	1,606,873	2,159,923

Loss from operations	(1,476,606)	(2,043,019)

Other Income (Expense)
Interest income	6,660	92,809
Interest expense	(59,582)	(12,945)
Foreign exchange loss	(14,541)	(15,029)
Other expense	-	(59)
Total other income (expense)	(67,463)	64,776

Loss before income taxes	(1,544,069)	(1,978,243)

Income tax provision	-	-

Net loss	$(1,544,069)	$(1,978,243)

Net loss per share, basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding	68,483,979	66,296,747

Comprehensive Loss
Net loss, per statement of operations	$(1,544,069)	$(1,978,243)
Foreign exchange gain	6,835	-

Comprehensive net loss	$(1,537,234)	$(1,978,243)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	April 30, 2008	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,544,069)	$(1,978,243)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	112,021	93,993
Loss on disposal of assets	16,263	-
Stock-based compensation expense	190,460	196,783
Marketable securities	-	(31,265)
Amortization of debt discount	28,195	-
Changes in operating assets and liabilities:
Accounts receivable	(98,052)	(14,746)
Restricted cash	(559)	(15,544)
Inventory	(53,330)	-
Other current assets	(11,633)	(59,047)
Accounts payable	(150,124)	124,185
Deferred revenue	(187,500)	(187,500)
Accrued expenses	(257,048)	256,238
Accrued interest	30,880	13,869
Net cash used in operating activities	(1,924,496)	(1,601,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	-	(999,631)
Proceeds from the maturity of securities	-	3,000,000
Purchases of fixed assets	(4,660)	(29,636)
Expenditures for intellectual property	(105,368)	(114,584)
Net cash provided by (used in) investing activities	(110,028)	1,856,149

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	-	241,902
Proceeds from convertible debt	2,900,000	-
Principal payments on notes payable	(12,979)	-
Net cash provided by financing activities	2,887,021	241,902
Effect of exchange rate on cash	(6,835)	-

Net increase in cash and cash equivalents	845,662	496,774
Cash and cash equivalents at beginning of period	429,726	5,279,878
Cash and cash equivalents at end of period	$1,275,388	$5,776,652

NON CASH DISCLOSURES:
Advance on convertible debt	$100,000	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PureDepth, Inc. (“the Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.   The accompanying condensed consolidated balance sheet as of January 31, 2008, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The interim period financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Commission on April 30, 2008.  Those statements contain a summary of significant accounting policies.

In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the years ended January 31, 2008 and 2007.  Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Certain balances in the prior periods have been reclassified to conform to the presentation adopted in the current period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company’s operations have incurred operating losses to date and are expected to continue to have operating losses in the year ending 2009.  Management continues to address the going concern issue by securing sources of funding through equity financing and focusing their efforts on fulfilling the immediate requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo),  International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and reducing operating costs throughout the organization.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of 2008. The Company had no significant impact on their financial condition, results of operations, or liquidity from adopting this statement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 will be effective at the beginning of 2009. The adoption of this statement is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates.

Note 2 - Description of Business

PureDepth, Inc., (PDI) along with its two wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL) develops, markets, licenses, and supports multi-layer display (MLD) technology.  Unlike other display-based technologies, the MLD technology was created and designed based on how humans visualize the world.  Depth is a key component of everyday visualization and interaction, yet in the world today most of our information is displayed on technology that can, at best, only provide the visual perception of depth. Unlike standard two-dimensional (2D) display technologies that utilize only a single-layer liquid crystal display (LCD), the MLD technology utilizes two or more LCD panels that are stacked and separated by actual depth.

The Company’s technology has application in industries and markets where flat panel monitors and displays are utilized.  The Company’s goal is to have their MLD technology become a standard technology for incorporation into these LCD-based products, which include location-based entertainment devices, computer monitors, flat panel televisions, mobile devices and other mass market display devices.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  The condensed consolidated financial statements include all of the accounts of PureDepth, Inc., a U.S. corporation based in California, and its wholly-owned subsidiaries, based in Auckland, New Zealand.

Note 3 - Intellectual Property

Intellectual property consists of the following:

	April 30, 2008	January 31, 2008
Patent registration costs	$2,505,250	$2,399,880
Software development costs	70,456	70,456
Acquired patent rights	2,299,509	2,299,509
Less: accumulated amortization	(2,285,397)	(2,205,585)
Intellectual property, net	$2,589,818	$2,564,260

Amortization for three months ended April 30, 2008 and 2007 totaled $79,810 and $76,371, respectively and is included in licensing cost of sales.  Amortization expense for the next five years is summarized in the following table:

Years ending January 31,
2009	$236,795
2010	321,873
2011	321,873
2012	158,031
2013	125,263
Thereafter	1,425,983

Note 4 - Notes Payable and Convertible Notes

Notes Payable

The Company had the following obligations outstanding:

	April 30, 2008	January 31, 2008

Notes payable excluding imputed interest to date at 10%,
payable in equal annual installments of $175,000 through January
31, 2011 and secured by intellectual property	$435,200	$435,200
Other	-	12,979
Less: current portion	(131,480)	(135,870)
Total long term notes payable	$303,720	$312,309

Future maturities of long term debt excluding imputed interest are as follows:

Years ending January 31,
2009	$131,480
2010	144,628
2011	159,092

Secured Convertible Debt and Related Instruments

On February 4, 2008, the Company executed a Convertible Note Purchase Agreement (“Note Purchase Agreement”), agreement with K One W One Ltd., a majority shareholder and accredited investor,  whereby the Company issued an aggregate of $3 million in secured convertible promissory notes (“the Convertible Notes”) . These notes bear an interest rate of 8% per year, which accrues starting on October 4, 2008, and mature on February 4, 2009. The Company intends to use the proceeds for general corporate purposes, including working capital. This financing was a private placement with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to a Security Agreement dated February 4, 2008 by and between the Company and the Purchaser (the “Security Agreement”); the Convertible Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property. The principal and interest due on the Notes are payable on the maturity date, subject to earlier conversion due to a Qualified Financing event. At the option of the Holder, principal and interest due on the Notes is payable either in cash or in common stock.  The price per share of common stock for any such conversion shall be equal to an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to signing of the Agreement, as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB.  Pursuant to the terms of the Notes, the conversion price will be reset (the “Reset Provision”) in the event the Company (i) effects a reverse/forward stock split, (ii) pays a dividend, (iii) issues shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the conversion price then in effect.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of April 30, 2008, the Company is not in default.

Additionally, The Convertible Notes are issued with embedded and potentially detachable derivatives which included the conversion feature and warrants (contingent upon the conclusion of a Qualified Event).

The Company applied the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) in evaluating whether the debt conversion feature for the secured convertible term note issued to the holder is an embedded derivative that should be separated from the debt host and accounted for as a derivative at fair value.  The Company determined that the Convertible Notes did not meet the definition of conventional convertible debt in paragraph 4 of EITF 00-19 and EITF 05-02, since the conversion price is variable.  The Company evaluated the embedded conversion feature pursuant to paragraphs 12-32 of EITF 00-19, and determined that conversion feature did not require liability classification. Accordingly, the value assigned to the embedded conversion feature of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force.  The debt discount associated with the embedded conversion feature is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method.

Contingent Features

The Convertible Notes include a provision that results in an automatic conversion in case the Company concludes a Qualified Financing prior to the Maturity Date. Pursuant to the terms of the Notes, a “Qualified Financing” shall mean the Company’s first financing transaction after the Initial Closing in which the Company issues investment instruments of the Company and receives gross proceeds of at least $3,000,000 for application to several corporate purposes from an investor or investors (not including proceeds from the conversion of the Note(s)); and provided that if the proposed investment instruments offered in such financing transaction are other than capital stock or other equity instruments (such as convertible debentures or other debt instruments), the financing transaction shall require the written consent of Purchaser to be considered a Qualified Financing for purposes of this Agreement. For the avoidance of doubt, an investment instrument will not be deemed to be an equity instrument for the purposes of the preceding sentence if such investment instrument is, by its terms, convertible into or exchangeable for any type of debt instrument, whether at the option of the Company or the holder.

Warrants

The Company would grant the note holder a warrant convertible into shares of its common stock if and only if a Qualified Financing takes place prior to maturity date of the Convertible Notes. If issued due to a Qualified Financing, the Warrants would permit the Purchasers to purchase Common Stock at an exercise price of an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to signing of the Agreement, as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB. The Warrants would expire on February 4, 2011.

As the qualified financing has not yet taken place and the warrants have not been granted, the warrants have not been measured.  If and when the qualified financing does occur, the warrants will be measured and recognized at that time.

The value assigned to the Convertible Notes and the related debt features on issuance is the following:

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
February 4, 2008	$1,000,000	$52,632	$947,368
March 14, 2008	2,000,000	105,263	1,894,737
Total	$3,000,000	$157,895	$2,842,105

The amortized debt discount associated with the embedded conversion feature was recorded to interest expense in the amount of $28,195 for three months ended April 30, 2008.

If the aggregate principal amount owing under the Convertible Notes is converted, the Company will issue 9,852,540 shares of Common Stock, which may be adjusted pursuant to the reset provisions in the Notes. If the Notes are not converted, the principal and accrued but unpaid interest will be due on February 4, 2009.

Note 5 - Stockholders’ Equity

Stock warrants

The following table summarizes common stock warrant activity for:

	Three months ended April 30, 2008		Twelve months ended January 31, 2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	17,290,468	$1.15	19,404,660	$1.12
Issued	-	-	-	-
Exercised	-	-	(205,202)	$0.87
Expired	-	-	(1,908,990)	$0.87
Outstanding at end of period	17,290,468	$1.15	17,290,468	$1.15
Exercisable at end of period	17,290,468	$1.15	17,290,468	$1.15

Included in the total outstanding warrants at the three months ended April 30, 2008 and twelve months ended January 31, 2008 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

The Company values warrants issued as compensation at the fair value determined on the date of grant using the same Black-Scholes valuation model and assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement.  See Stock option plan note for related discussion and assumptions.

Stock option plan

At April 30, 2008, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan Number 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in U.S. dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in the three months ended April 30, 2008 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 4.5 to 5.0 years for stock options and 1.5 years for stock warrants.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant

Significant Assumptions	Three Months Ended April 30, 2008	Twelve Months Ended January 31, 2008
Expected volatility	70%	70%
Expected forfeiture rate	30%	30%
Expected dividend yield	0%	0%
Expected term (in years)	4.5 to 5.0	3.5 to 5.0
Risk-free rate	2.66%	2.94% to 5.03%

The following table summarizes common stock option activity under the plan for:

	Three months ended April 30, 2008		Twelve months ended January 31, 2008
Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,002,429	$0.74	12,815,411	$0.68
Granted	3,385,000	$0.27	4,177,501	$1.21
Exercised	-	-	(2,121,395)	$0.28
Forfeited and cancelled	(1,109,166)	$1.68	(2,869,088)	$1.48
Outstanding at end of period	14,278,263	$0.56	12,002,429	$0.74
Exercisable at end of period	8,601,156	$0.46	8,684,732	$0.53

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2008:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.27 to $0.44	11,050,364	5.29	$0.28	$472,206	7,565,364	$0.28	$297,956
$0.85 to $2.07	2,384,233	6.36	$1.09	-	637,817	$1.20	-
$2.20 to $2.95	553,400	5.61	$2.27	-	237,817	$2.29	-
$3.03 to $3.51	290,266	5.41	$3.37	-	160,158	$3.37	-
Total	14,278,263	5.48	$0.56	$472,206	8,601,156	$0.46	$297,956
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.32 as of April 30, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  The total of in-the-money stock options exercisable as of April 30, 2008 was 7,448,898.  At April 30, 2008, 8,601,156 options were exercisable with a weighted-average exercise price of these options was $0.46.  Options available for grant were 5,252,432 at April 30, 2008.

The stock-based compensation cost for options issued in the three months ended April 30, 2008 and 2007 was $190,460 and $196,783, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at April 30, 2008 associated with employee and director stock options was approximately $1.7 million and is expected to be recognized over a weighted-average period of 2.8 years.

Note 6 – Major Customer

One customer accounted for 100% of the Company’s licensing revenues in the three months ended April 30, 2008 and 2007.  The same customer accounted for the entire ending balance of deferred revenue at April 30, 2008 and January 31, 2008.

Note 7 – Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, warrants and employee stock options. Diluted net loss per share for the three months ended April 30, 2008 and 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, warrants and employee stock options is anti-dilutive. The components of basic and diluted net loss per share were as follows:

	For Three Months Ended
	April 30, 2008	April 30, 2007
Numerator:
Net loss per share, basic and diluted	$(1,544,069)	$(1,978,243)

Denominator:
Weighted average shares outstanding, basic and diluted	68,483,979	66,296,747

Net loss per share, basic and diluted	$(0.02)	$(0.03)

The Company excluded the following shares from the denominator of the diluted net loss per share calculation as the effect of including them would have been anti-dilutive:

	For Three Months Ended
	April 30, 2008	April 30, 2007
Convertible notes	9,852,540
Warrants	17,290,468	17,290,468
Employee stock options	14,278,263	12,890,411

Note 8 - Related Party Transactions

On February 4, 2008, the Company entered into a convertible note purchase agreement (“Note Purchase Agreement”) with K One W One (“K1W1”) providing for the purchase by K1W1 of convertible notes (“Notes”) up to of an aggregate principal amount of $3,000,000.  Under the Note Purchase Agreement, upon the closing, on February 4, 2008, K1W1 purchased an initial note of $1,000,000 ($100,000 of which was previously funded to the Company on January 30, 2008) and on March 14, 2008 K1W1 purchased another note of $2,000,000.  The Notes are secured by the assets of the Company pursuant to a security agreement.  The Notes are convertible at a discount of five percent (5%) into investment instruments issued by the Company pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the Notes may, at K1W1’s option, convert into common stock of the Company at a five percent (5%) discount from a formula-derived market price.  The Notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the Note Purchase Agreement, K1W1 received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the Notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.

On April 10, 2008, the Board of Directors approved stock option grants to employees, directors and to its recently appointed President, Mr. Jonathan McCaman, totaling an aggregate of 3,385,000 shares of the Company's common stock.  The directors as a group were granted options to purchase 1,025,000 shares of Company common stock and the employees as a group were granted options to purchase 1,610,000 shares of Company common stock.  The director and employees’ shares vest 1/6 of their underlying shares on October 10, 2008 and 1/12 of the remaining underlying shares on a quarterly basis thereafter over a period of two and a half years.  Mr. McCaman, was granted an option to purchase 750,000 shares of Company common stock, vesting on a quarterly basis over a period of two years.  All granted options were issued with an exercise price equal to the closing price of the Company’s common stock on April 10, 2008 as reported by the OTC Bulletin Board, $0.27 per share.  Each option will also be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement, which each individual will be required to sign as a condition of receiving the option.

On April 29, 2008 the Company and Mr. McCaman entered into an amendment to Mr. McCaman’s employment agreement in connection with his appointment as President of the Company.  The amendment provides that Mr. McCaman’s base salary increased to $210,000 effective as of March 1, 2008 and that he shall be eligible for an executive incentive bonus, in an amount up to $50,000 per quarter, to be based upon key performance indicators (“KPI’s”) to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  In addition, the amendment provides for the grant of a stock option to purchase 750,000 shares of the Company’s common stock, vesting over two years.  The Board of Directors previously approved Mr. McCaman’s 750,000 stock option grant as part of the stock options granted on April 10, 2008.  Pursuant to the amendment and subject to the approval of the Board, each quarter Mr. McCaman will also be eligible for additional grants of stock options to purchase up to 150,000 shares of the Company’s common stock, to be based upon KPI’s to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  The exercise price of each of the foregoing options was or will be equal to the closing price of the Company’s common stock on the option grant date as reported by the OTC Bulletin Board.  Options in the additional grants will vest quarterly over three (3) years, and will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  The amendment further provides that In the event of a “Change of Control,” as defined in the amendment, all of Mr. McCaman’s then-unvested options shall immediately vest.

Note 9 - Subsequent Events

On May 27, 2008 the Company entered into a new office lease agreement for its U.S. corporate headquarters in Redwood City, California.  The new office lease has a two year term, commencing June 1, 2008, and covers approximately 1,983 square feet at a rate of $5,949 per month.  The Company has relocated its entire U.S. corporate headquarters to the new location and does not intend to renew its existing lease agreement which expired on May 31, 2008.

On June 9, 2008, PureDepth, Inc. (the “Company”) entered into a variation to employment agreement and a consultancy agreement with Ms. Kristin Bowman, Senior Vice President, Customer and Business Development of PureDepth Incorporated Limited, the Company’s New Zealand subsidiary (“PDIL”), and a director of the Company, relating to her separation from employment with the Company.  The terms of the variation to employment agreement, which amend her Employment Agreement dated March 31, 2005, are generally effective as of April 17, 2008 and provide for a reduction in Ms. Bowman’s work hours to 8 hours per week, with a corresponding reduction in her salary, and the remainder of her previously scheduled weekly work hours taken as vacation pay until her accrued vacation pay is exhausted.  The agreement also provides for the resignation of Ms. Bowman’s position with, PDIL effective June 14, 2008.  Ms. Bowman has not resigned as a director of the Company.   The terms of the consultancy agreement are effective after the effective date of Ms. Bowman’s resignation on June 14, 2008 and call for Ms. Bowman to consult with PureDepth’s executive management team without charge for up to 20 hours per calendar quarter with any additional hours to be charged at a rate of USD$150 per hour until January 31, 2009, after which she will be entitled to $150 per hour for all consultancy to the Company or it subsidiaries. The agreement may be terminated by either party with six months notice.  Pursuant to the consultancy agreement, Ms. Bowman’s option agreement was also amended to provide that in the event Ms. Bowman ceases to serve as a director, officer, employee or consultant of the Company, she will have until the earlier of (i) 365 days from the date of such termination or (ii) March 31, 2011 to exercise all or any part of her vested options.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

This Quarterly Report of PureDepth, Inc. on Form 10-Q contains certain “forward-looking statements” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies  These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB and 10-Q, our Current Reports on Form 8-K and amendments to such reports.  Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Quarterly Report.

Company and Fiscal Year

As used herein, unless the context otherwise requires, PureDepth, Inc., together with its New Zealand subsidiaries PureDepth Limited and PureDepth Incorporated Limited, are referred to in this Quarterly Report on Form 10-Q as the “Company,” “we,” “us” and “our.” References herein to year ending 2009, and years ended 2008 and 2007 mean the fiscal year ending January 31, 2009, and the fiscal years ended January 31, 2008 and January 31, 2007, respectively.

Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included under Item 1 of this Part I entitled “Financial Statements” and the above section entitled “Special Note Regarding Forward-Looking Statements”.

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

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in both Redwood City, CA and Auckland, New Zealand. Other than our research and development expenses, no significant capital equipment purchases are expected during the year ending 2009.

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

We maintain two facilities, our U.S. corporate headquarters in Redwood City, California and our research and development center in Auckland, New Zealand.  Our facility lease in New Zealand expires in October 2008 and we expect to exercise our renewal option for this facility. We signed a four year lease in a new location in Redwood City, California which started in February 2008.  Due to our reduction in headcount and our const reduction efforts, we subsequently subleased the new office space to a sub lessee for a two year term commencing in June 2008 at terms similar to our obligations.  In May 2008 we signed a new two year lease in a new location in Redwood City, California and we relocated our U.S. corporate headquarters to this new location.

We have reduced the number of worldwide employees from a high of 46 employees during the year ending 2008 to a current level of 28 full time employees.  Four of our employees are located at our U.S, corporate headquarters in Redwood City, California and the remaining 24 employees are located at our research and development facility in Auckland, New Zealand.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements.  We do not anticipate hiring additional employees in the year ending 2009 until we resolve our funding needs and we may be required to reduce our worldwide headcount further depending on the amount, type and terms of any funding we may attain.

The report from our independent auditors on our financial statements for the year ending 2008 includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Our operations have incurred operating losses to date and are expected to continue to have operating losses in the year ending 2009.  Because our cash balance and cash flow is not likely to be sufficient to fund our future long term operating expenses and the growth of our business, we are undertaking efforts to obtain additional financing in order to finance our future losses during the current fiscal year and thereafter.

During the three months ended April 30, 2008 we raised $3.0 million in secured convertible debt agreements from our majority shareholder.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility.  In January 2008, we executed a cost reduction plan at both our operating locations.   At the same time, we continue to seek to increase and diversify our sources of licensing revenue.

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

Results of Operations

We reported net losses of $1.5 million in the three months ended April 30, 2008 and $2.0 million in the three months ended April 30, 2007.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  Our operations have not generated net income to date and are not expected to do so in the year ending 2009.

Licensing Revenue and Cost of Licensing

	Three Months Ended		Change
($ in thousands)	April 30, 2008	April 30, 2007	$	%
Licensing revenue	$188	$188	$-	-
Cost of licensing	80	76	4	5%

Gross margin - $	$108	$112	$4	4%
Gross margin - %	57%	60%

We are a party to a patent and technology license and technology transfer agreement (the “IGT Agreement”) with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended 2007.  Our licensing revenue consists entirely of the amortization of this advance non-refundable payment which began in October 2006.  The amount of licensing revenue in the three months ended April 30, 2008 is consistent with the prior year.  The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement.

Our patent and technology licensing agreements provide royalties to us when our customers sell or ship products incorporating our MLD technology.   Except for advanced, non-refundable payments, we do not recognize licensing revenues until our customers sell or ship their products incorporating MLD technology.  Therefore, a majority of our potential licensing revenue is dependent upon our customers’ sales and marketing programs.  We expect to recognize licensing revenue from our customers’ sales in the remainder of year ending 2009; however, we have no control over the timing or success of our customers’ sales or marketing programs.

Cost of licensing is primarily the amortization of capitalized costs related to our patents.  The increase in cost of licensing is the result of additional capitalized patent costs being amortized.  Cost of licensing is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, of up to 20 years.

Services Revenue and Cost of Services
	Three Months Ended		Change
($ in thousands)	April 30, 2008	April 30, 2007	$	%
Services revenue	$110	$-	$110	100%
Cost of services	87	-	87	100%

Gross margin - $	$23	$-	$23	100%
Gross margin - %	21%	-

We had no services revenue in the three months ended April 30, 2007.  Our services revenue consists entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  We believe that services revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services represents direct labor and overhead costs of providing the respective services.   We expect cost of services to fluctuate with changes in services revenues and the related gross margins to improve as the volume of services revenues increase.

Product Sales Revenue and Cost of Product Sales
	Three Months Ended		Change
($ in thousands)	April 30, 2008	April 30, 2007	$	%
Product sales revenue	$-	$44	$(44)	(100%	)
Cost of product sales	-	38	(38)	(100%	)

Gross margin - $	$-	$6	$(6)	(100%	)
Gross margin - %	-	14%

We had no product sales revenue in the three months ended April 30, 2008.  Product sales represent sales of prototype MLD-enabled display devices to existing and potential licensing customers. We design and manufacture these prototypes specifically for sale to these customers, who use them to develop, test and promote MLD applications in their products.  The decrease in product sales revenue is due to our efforts to focus on our existing primary customers whom have already purchased prototypes in the past and are now moving towards manufacturing and marketing their own  product lines.  We expect product revenues of our prototype MLD-enabled display devices will fluctuate and may increase as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2009.

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

Operating Expenses

	Three Months Ended
	April 30, 2008		April 30, 2007		Change
($ in thousands)	$	% of Total	$	% of Total	$	%
Depreciation	$32	2%	$18	1%	$14	78%
Research and development	466	29%	516	24%	(50)	(10%	)
Sales and marketing	153	10%	375	17%	(222)	(59%	)
General and administrative	955	59%	1,251	58%	(296)	(24%	)

Total operating expenses	$1,606	100%	$2,160	100%	(554)	(26%	)

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  Stock-based compensation totaled $0.2 million for the three months ended April 30, 2008 and $0.2 million for the three months ended April 30, 2007.  We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the three months ended April 30, 2008, we expensed stock-based compensation of $33,000 in research and development, $11,000 in sales and marketing, and $146,000 in general and administrative operating expense categories.

Depreciation.  The increase in depreciation is primarily the result of depreciation on capitalized purchases of fixed assets of approximately $175,000 in the prior twelve months.  Depreciation expense is not expected to increase proportionately with revenue or total operating expenses as it is unlikely we will need to make significant purchases of fixed assets in the foreseeable future.

Research and development.  Research and development expenses consist primarily of personnel salary and benefits, travel, materials, consultant fees and stock based compensation.  The decrease in research and development expenses is primarily due to cost cutting measures taken at the end of the year ended 2008 for travel, materials and general operating costs.  Other fluctuations in research and development expenses were consistent or slightly lower in the three months ended April 30, 2008.

We expect research and development expenses to be maintained at approximately this level for the remainder of the year ending 2009 as we are focused on meeting the immediate needs of our existing customers and maintaining our technology.  We expect that our long term research and development activities beyond these two objectives will be postponed until adequate funding or a sustainable revenue stream is realized.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel salary and benefits, travel, tradeshows, consultant fees and stock based compensation.  The decrease in sales and marketing expenses is primarily due to cost cutting measures implemented at the end of the year ended 2008.  The net decrease of $222,000 from the corresponding period of the prior year resulted from a decrease in personnel salary, travel, stock-based compensation and consultant fees of $275,000 offset by severance and termination expenses during the three month period of $53,000.

We expect sales and marketing expenses to be further reduced in the remainder of year ending 2009 due to the reductions in headcount and the cost savings measures implemented at the end of the year ended 2008 and the three months ended April 30, 2008.  We expect that sales and marketing activities will be narrowly focused on opportunities with our current customers or identified potential customers with near term revenue opportunities.  We also expect that all sales and marketing costs will be minimized until adequate funding or until sustainable revenue stream is realized.

General and administrative.   General and administrative expenses consist primarily of personnel salary and benefits, travel, capital raising costs, merger related expenses, insurance, stock based compensation, and professional fees related to our public company filing requirements.  The decrease in general and administrative expenses is primarily due to cost cutting measures and the resolution of public filing requirements at the end of the year ended 2008.  Legal, personnel salary, public filing costs, accounting and consultant fees decreased at total of $320,000 due to the increase of in-house handling of legal and accounting matters, the vacancy in our CEO position and reduction of the reliance on outside professional consultants.  Offsetting the decrease was an increase in our rent and office expenses of $25,000 related to additional rent paid on our new office lease prior to signing the sublease agreement.  Fluctuations in other general and administrative expenses were consistent with the three months ended April 30, 2007 of the prior year.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase depending on our need to rely upon external professionals for related services.  We may also experience increased legal and capital raising cost associated with any capital raising activities we may undertake in the year ending 2009.  We anticipate that the overall cost savings measures introduced during the year ended 2008 will help us maintain or offset increases in our general and administrative expenses in the year ending 2009.

Other Income and Expense

	Three Months Ended		Change
($ in thousands)	April 30, 2008	April 30, 2007	$	%
Interest income	$7	$93	$(86)	(92%	)
Interest expense	(60)	(13)	(47)	(362%	)
Foreign exchange loss	(15)	(15)	-	-
Other expense	-	-	-	-

Total other income(expense), net	$(68)	$65	$(133)	(205%	)

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous items.  Interest income is earned on our cash balances.  Interest income was significantly lower in the three months ended April 30, 2008 due to the decrease in our cash resources resulting from our ongoing operating expenses. We expect interest income to fluctuate in the year ending 2009 depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.  Interest expense is incurred on our notes payable and convertible debt.  Included in interest expense is the amortization of the debt discount associated with the embedded conversion feature of our convertible notes and is amortized over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method.  The increase in interest expense relates to our issuance of secured convertible notes in the three months ended April 30, 2008 in the aggregate principal amount of $3.0 million.  We expect interest expense to increase in the year ending 2009 as a result of interest due on the secured convertible notes and the amortization of the debt discount associated with the embedded conversion feature.  Our foreign exchange gains and losses result from transactions with our New Zealand subsidiaries, with our overseas customers and translation of our New Zealand subsidiaries into U.S. dollars.   Foreign exchange loss is consistent with the prior year and is expected to be immaterial in the year ending 2009.  Other income (expense) was immaterial for the three months ended April 30, 2008 and 2007 and is expected to be immaterial in the year ending 2009.

Liquidity and Capital Resources

We have funded our operations from inception through April 30, 2008 primarily through the sale and exercise of common stock and warrants, the use of an advance, non-refundable payment of licensing fees and the issuance of secured convertible notes.  In the three months ended April 30, 2008, net cash used in operating activities was $1.9 million and an additional $110,000 was used for investment in fixed assets and intellectual property.  Our operating activities and asset purchasing activity were primarily funded by available cash of $0.4 million and the issuance of $2.9 million in secured notes during the three months ended April 30, 2008.    Our ending cash balance at April 30, 2008 was $1.3 million.

In January 2008, we executed a cost reduction plan including a reduction in headcount at both our operating locations.  We are undertaking efforts to obtain additional financing.  At the same time, we continue to seek to increase and diversify our sources of licensing revenue with our existing customer base and potential new customers.

We expect the cash balance of $1.3 million will allow us to fund operations through at least July 2008.  We expect that it will be necessary for us to obtain additional financing in order to fund our operations beyond July 2008.  If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be further diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock. Ultimately, if no additional financing is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing our growth, delaying  hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or eventually, if necessary, cease operations altogether.  Further, if we do not enter into a qualified financing resulting in the conversion of the notes issued to K1W1, K1W1 may elect to exercise its remedies with respect to its security interest, which could result in the seizure or forced sale of our assets.

We have issued options to purchase 3,385,000 shares of our commons stock to employees and directors during the three months ended April 30, 2008 pursuant to our 2006 Stock Incentive Plan. As of April 30, 2008, we had options to purchase 14,278,263 shares of our common stock outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.56.  A total of 7,448,898 of the shares underlying such outstanding options are exerciseable and in-the-money with a weighted exercise price of $0.28.  We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

Provision for State and Federal Income Taxes

From inception through April 30, 2008, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at April 30, 2008 and 2007.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the three months ended April 30, 2008.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  At April 30, 2008 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the three months ended April 30, 2008.

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

Obligations

Our obligations as of April 30, 2008 consisted of operating leases for facilities, a settlement agreement obligation accounted for as a note payable and secured convertible notes.  At April 30, 2008, minimum lease payments required under the operating leases amounted to $0.7 million and are payable through 2012. The note payable has a balance, including future interest, of approximately $0.5 million and is payable in equal annual installments of $175,000 through 2010. The aggregate principal amount of the secured convertible notes totals $3.0 million and such notes are convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the note purchase agreement, each note holder will receive in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The notes are secured by our assets.

We intend to fund our obligations from our ongoing operations, existing cash resources, subleasing agreements, and other capital raising activities.

We anticipate that our existing licensing contracts will require limited capital investment and will be supported by our current staff levels.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been on significant changes in our critical accounting policies included in our Annual Report on Form 10-KSB for the year ended 2008.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We have described our accounting policies in Note 1 to our condensed consolidated financial statements included in the Form 10-KSB under Item 7 of  Part II entitled “Financial Statements”.  The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Quarterly Report on Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.  See also the section entitled “Risk Factors” for certain matters which may affect our future results of operations.

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

Foreign Operations and Foreign Currency.  We have two wholly-owned subsidiaries incorporated in New Zealand. Our direct subsidiary, PureDepth Ltd., is the holding entity for the intellectual property portfolio, which is subject to an exclusive license with us for its use, exploitation and future development. Our indirect subsidiary, PureDepth Incorporated Ltd., undertakes the operations in respect of any future research and development of the intellectual property portfolio on our behalf. This activity is governed by a development agreement with us pursuant to which an annual development fee of cost plus 7.5% is calculated at the end of each quarter.  Income and expenditures relating to the license and future development of the intellectual property are inter-company transactions and are eliminated on consolidation. Therefore, these amounts are not shown in the financial statements. We (including our subsidiaries) use the U.S. dollar as our functional currency. We determined that the cash flow, sales price, sales market, expense, financing and intercompany transaction indicators had reached a significant level where under SFAS 52 each of the entities would be best represented by the U.S. dollar as the functional currency.  Our currency decisions contain judgments and uncertainties that if we were to make different judgments, the outcome could have a material affect to our operating results and fiscal period ending balances.

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

During year ended 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  There was no impact to our consolidated financial position, results of operations or cash flows for the year ended 2008.

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

Item 3 – Qualitative and Quantitative Disclosures about Market Risk

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting, as of January 31, 2008, relating to ineffective control environment for inadequate segregation of duties and information technology access as described in the our Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2008.

Changes in Internal Control over Financial Reporting

We continue to improve our internal control over financial reporting and disclosure controls and procedures related to our financial reporting.  One of the two material weaknesses identified by management in our Annual Report on Form 10-KSB for the year ended 2008 relating to inadequate controls to monitor management override has been remediated as of April 30, 2008 with the implementation of a formal whistle blower policy and an employee notification and acknowledgment process.  Other than the foregoing, there has been no change in our internal control over financial reporting that occurred during the three months ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Any Control System

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

We are not currently involved in any legal proceedings.

Item 1A - Risk Factors

The Risk Factors included in our Annual Report on Form 10-KSB for the year ended 2008 have not materially changed.

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

               Because our cash balance and cash flow is not likely to be sufficient to fund our future long-term operating expenses and the growth of our business, we are undertaking efforts to obtain additional financing or funding in order to finance our future losses during the current fiscal year and thereafter.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility; in addition, additional funding could be sought from new or existing license partners in the form of royalty advances or other prepayment. In the three months ended April 30, 2008, we entered into a Note Purchase Agreement with K1W1, our majority stockholder, pursuant to which we issued K1W1 notes in the aggregate principal amount of $3,000,000.  The notes will be convertible at a discount of five percent into the investment instruments we would issue pursuant to and upon any subsequent qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the notes may, at K1W1’s option, convert into our common stock at a five percent discount from a formula-derived market price, which will dilute existing shareholders.  In addition, pursuant to the Note Purchase Agreement, K1W1 received a three-year warrant to purchase a number of the instruments that are issued in the qualified financing equal to 10% of the aggregate principal under the Notes divided by the discounted price at which such Notes convert.  If this warrant is exercised, the resulting issuance of instruments would also dilute the existing shareholders, including those investors which participated in the qualified financing.

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

Ultimately, if no additional financing or funding is obtained as and when needed, we may be required to significantly reduce our level of operations, including by slowing our growth, delaying  hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise reducing expenses, or eventually, if necessary, cease operations altogether.  Further, if we do not enter into a qualified financing resulting in the conversion of the notes issued to K1W1, or do not satisfy the payment obligations under the notes, K1W1 may elect to exercise its remedies with respect to its security interest described below under the heading “We have granted our lender a security interest in our assets and a default of our obligations under our outstanding convertible notes could result in the seizure or forced sale of our assets.”

WE HAVE GRANTED OUR LENDER A SECURITY INTEREST IN OUR ASSETS, AND A DEFAULT OF OUR OBLIGATIONS UNDER OUR OUTSTANDING CONVERTIBLE NOTES COULD RESULT IN THE SEIZURE OR FORCED SALE OF OUR ASSETS.

Our obligations under the Note Purchase Agreement and Security Agreement, under which the Company raised $3,000,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements, including of the Company’s fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements, including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in “Note 4 – Notes Payable – Convertible Notes” of the Notes to the condensed consolidated financial statements included with this Quarterly Report.

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

We currently have licensing arrangements only with IGT, Sanyo, Samsung, and DRS, and expect to derive a majority of our revenues for the year ending 2009 in the form of deferred revenue resulting from prepaid royalties under our licensing agreement with IGT.  We are not expecting significant additional revenue from Samsung, Sanyo or DRS, or revenues resulting in cash, during the year ending 2009 as we cannot control our other partner’s product development or commercialization efforts.  If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

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

As of June 1, 2008, K1W1, our majority stockholder, possessed beneficial ownership of 36,664,355 shares of our common stock, or approximately 53% of our outstanding common stock, including 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS OUR SECURITY REGISTRATIONS HAVE BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

In the year ending 2008, the number of shares available for resale on the OTC Bulletin Board increased and may continue to increase in the future.  Shares of our outstanding common stock totaling 68,483,979 are now eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule.  Additionally, we have registered on Form S-8 22,241,260 shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed on September 5, 2007.  In connection with our prior private placements and other arrangements with certain of our security holders, we have registered on Form SB-2/A, 21,463,423 shares of our outstanding common stock and 16,406,119 shares underlying outstanding warrants to purchase our common stock.  Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro *(17)

10.27	Secured Note Purchase Agreement*(18)

10.28	Security Agreement*(18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)*(19)

10.30	Amendment to Executive Employment Agreement – McCaman*(18)

10.31	Sublease Agreement – Twin Dolphin Drive, California*(18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California*(20)

10.33	Variation to Employment Agreement – Bowman *(21)

10.34	Consultancy Agreement - Bowman*(21)

14.1	Code of Business Conduct and Ethics *(18)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Reports on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 12, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
*(17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007
*(18)	Previously filed with the Commission in the Company’s Current Report on Form 10-KSB filed on April 30, 2008
*(19)	Previously filed with the Commission in the Company’s Current Report on Form 10-QSB/A filed on December 5, 2007
*(20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
*(21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: June 13, 2008	By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman President(Principal Executive Officer) and Chief Financial Officer