Form 10-Q
period 2008-07-31
PUREDEPTH, INC.
filed 2008-09-15
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[   ] Large accelerated filer                                [   ] Accelerated filer

[   ] Non-accelerated filer (Do not check if a smaller reporting company)     [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes [  ]            No [X]

As of September 15, 2008,  68,572,235 shares of Issuer’s common stock, $0.001 par value, were outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements:	3
	- Condensed Consolidated Balance Sheets (Unaudited)
	- Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	- Condensed Consolidated Statements of Cash Flows (Unaudited)
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	42

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	July 31, 2008	January 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$212,635	$429,726
Restricted cash	79,755	78,499
Accounts receivable, net	54,486	12,000
Inventory	184,312	-
Other current assets	95,093	152,276
Total current assets	626,281	672,501

Property and Equipment, net	306,344	382,300

Other Assets
Intellectual property, net	2,631,891	2,564,260
Other assets	45,949	40,000

Total Assets	$3,610,465	$3,659,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$328,838	$379,556
Accrued expenses	363,605	865,641
Accrued interest	68,113	7,253
Notes payable – current portion	131,480	135,870
Deferred revenue – current portion	750,000	750,000
Convertible debt, net of discount	3,294,257	-
Total current liabilities	4,936,293	2,138,320

Long Term Liabilities
Notes payable	303,720	312,309
Long term debt	-	100,000
Deferred revenue	1,658,654	2,033,654
Other long term liabilities	15,000	-
Total Liabilities	6,913,667	4,584,283

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,572,235 and 68,483,979 issued and outstanding	68,573	68,484
Additional paid in capital	34,735,777	34,155,297
Accumulated other comprehensive loss	(663,966)	(706,421)
Accumulated deficit	(37,443,586)	(34,442,582)
Total stockholders' deficit	(3,303,202)	(925,222)

Total Liabilities and Stockholders' Deficit	$3,610,465	$3,659,061

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenue
Licensing	$189,500	$187,500	$377,000	$375,000
Services	-	35,000	110,052	35,000
Product sales	51,750	86,219	51,750	130,317
Total revenue	241,250	308,719	538,802	540,317

Cost of licensing	81,475	77,598	161,287	153,969
Cost of services	-	25,520	87,473	25,520
Cost of product sales	60,416	81,219	60,416	119,542
Total cost of revenue	141,891	184,337	309,176	299,031
Gross margin	99,359	124,382	229,626	241,286

Operating Expenses
Depreciation	32,141	20,841	64,353	38,462
Research and development	586,806	653,147	1,052,842	1,169,377
Sales and marketing	49,691	520,853	203,064	896,088
General and administrative	767,002	1,725,368	1,722,254	2,976,205
Total operating expenses	1,435,640	2,920,209	3,042,513	5,080,132

Loss from operations	(1,336,281)	(2,795,827)	(2,812,887)	(4,838,846)

Other Income (Expense)
Interest income	3,472	55,360	10,132	148,170
Interest expense	(74,985)	(14,818)	(134,566)	(27,763)
Foreign exchange loss	(49,141)	(51,744)	(63,683)	(66,773)
Other expense	-	(47)	-	(108)
Total other income (expense)	(120,654)	(11,249)	(188,117)	53,526

Loss before income taxes	(1,456,935)	(2,808,076)	(3,001,004)	(4,785,320)

Income tax provision	-	-	-	-
Net loss	$(1,456,935)	$(2,807,076)	$(3,001,004)	$(4,785,320)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Weighted average shares outstanding	68,511,799	66,799,672	68,498,042	66,551,205

Comprehensive Loss
Net loss, per statement of operations	$(1,456,935)	$(2,807,076)	$(3,001,004)	$(4,785,320)
Foreign exchange gain	49,290	-	42,455	-
Comprehensive net loss	$(1,407,645)	$(2,807,076)	$(2,958,549)	$(4,785,320)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	July 31, 2008	July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,001,004)	$(4,785,320)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	225,638	192,431
Loss on disposal of assets	1,318	-
Stock-based compensation expense	376,907	386,673
Marketable securities	-	(44,247)
Amortization of debt discount	73,205	-
Changes in operating assets and liabilities:
Accounts receivable	(42,486)	(13,040)
Restricted cash	(1,256)	(16,234)
Inventory	(184,312)	-
Other current assets	51,234	12,654
Accounts payable	(50,718)	48,783
Deferred revenue	(375,000)	(375,000)
Accrued expenses	(502,036)	354,093
Accrued interest	60,859	27,736
Other liabilities	15,000	-
Net cash used in operating activities	(3,352,651)	(4,211,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	-	(999,631)
Proceeds from the maturity of securities	-	3,000,000
Proceeds from sale of fixed assets	14,948	-
Purchases of fixed assets	(4,660)	(87,069)
Expenditures for intellectual property	(228,916)	(163,648)
Net cash provided by (used in) investing activities	(218,628)	1,749,652

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	24,712	409,903
Proceeds from convertible debt	3,300,000	-
Principal payments on notes payable	(12,979)	-
Net cash provided by financing activities	3,311,733	409,903
Effect of exchange rate on cash	42,455	-

Net decrease in cash and cash equivalents	(217,091)	(2,051,916)
Cash and cash equivalents at beginning of period	429,726	5,279,878
Cash and cash equivalents at end of period	$212,635	$3,227,962

NON CASH DISCLOSURES:
Advance on convertible debt	$100,000	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the years ended January 31, 2008 and 2007.  Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Certain balances in the prior periods have been reclassified to conform to the presentation adopted in the current period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which as of July 31, 2008 contemplated continuation of the Company as a going concern. The report from the Company’s independent auditors on the financial statements for the year ended January 31, 2008 includes an explanatory paragraph indicating there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s operations have resulted in operating losses to date and are expected to continue to have operating losses in the year ending 2009.

On September 10, 2008, the Company entered into an amendment (the “Amendment”) to the Patent and Technology License and Technology Transfer Agreement (“License Agreement”) with International Game Technology (IGT) dated October 13, 2006.  Pursuant to the terms of the Amendment, among other consideration, the Company received an advance, non-refundable payment of licensing fees from IGT in the amount of ten million dollars ($10,000,000).  The Company believes that the advance, non-refundable payment of licensing fees allows the Company to effectively address its going concern issues for the remainder of the year ending January 31, 2009 and into the year ending January 31, 2010.  See Note 10 - Subsequent Events for further description of the Amendment.

In addition to its receipt of the advance, non-refundable payment of licensing fees, the Company raised $3.4 million during the six months ended July 31, 2008 and an additional $0.5 million subsequent to July 31, 2008 in secured convertible debt from its majority shareholder.  The Company may continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility.

The funds from the non-refundable payment of licensing fees under the Amendment and the secured convertible debt will be used to fund the Company’s operations, continue the Company’s efforts to fulfill and promote existing customer agreements with Sanyo Electric Corporation (Sanyo), International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and expand the Company’s customer base to diversify its sources of licensing revenue.  The funds may also be used to minimize the Company’s current or future debt obligations.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective at the beginning of 2008. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities including: how and why derivative instruments are utilized; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is disclosure related and is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The GAAP hierarchy is directed to the entities rather than the auditors as entities are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement will not result in a change to the current practice and is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset.  In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions.  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The Company is currently evaluating what effect, if any, the adoption of FSP 142-3 will have on the Company’s financial condition, results of operations, or liquidity.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The condensed consolidated financial statements include all of the accounts of PureDepth, Inc., a U.S. corporation based in California, and its wholly-owned subsidiaries, based in Auckland, New Zealand.

Note 3 - Inventory

The Company uses a series of subcontractors to manufacture a MLD component part that is sold to a licensing customer.  The purchases of raw materials, work in process and finished goods are recorded as inventory until the components are sold to the licensing customers.  All inventories are located at subcontractor facilities.   Inventories include materials, subcontractor expenses and overhead and are stated at the lower of cost or market.  Cost is determined using the first-in, first out (“FIFO”) method.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluation net realizable value.

Inventories:	July 31, 2008	January 31, 2008
Raw materials	$47,036	$-
Work-in-progress	101,348	-
Finished goods	35,928	-

Total inventories	$184,312	$-

Note 4 - Intellectual Property

Intellectual property consists of the following:

	July 31, 2008	January 31, 2008
Acquired patent rights	$2,299,509	$2,299,509
Software development costs	70,456	70,456
Patent registration costs	2,628,798	2,399,880
Less: accumulated amortization	(2,366,872)	(2,205,585)

Intellectual property, net	$2,631,891	$2,564,260

Amortization for six months ended July 31, 2008 and 2007 totaled $161,287 and $153,969, respectively and is included in licensing cost of sales.  Amortization expense for the next five years is summarized in the following table:

Years ending January 31,
2009	$166,766
2010	328,051
2011	328,051
2012	164,208
2013	131,440
Thereafter	1,513,375
Total	$2,631,891

Note 5 - Notes Payable and Convertible Notes

Notes Payable

The Company had the following obligations outstanding:

	July 31, 2008	January 31, 2008

Notes payable excluding imputed interest to date at 10%,
payable in equal annual installments of $175,000 through
January 31, 2011 and secured by intellectual property	$435,200	$435,200
Other	-	12,979
Less: current portion	(131,480)	(135,870)

Total long term notes payable	$303,720	$312,309

Future maturities of long term debt excluding imputed interest are as follows:

Years ending January 31,
2009	$131,480
2010	144,628
2011	159,092
Total	$435,200

Secured Convertible Debt and Related Instruments

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company executed a Convertible Note Purchase Agreement (“Note Purchase Agreement” or “notes”) with K One W One Ltd., a majority shareholder and accredited investor, whereby the Company issued $3.4 million and then subsequent to July 31, 2008 another $0.5 million for an aggregate of $3.9 million in secured convertible promissory notes (the “Convertible Notes”). These notes bear an interest rate of 8% per year, which accrues starting on October 4, 2008, and mature on February 4, 2009. The Company intends to use the proceeds for general corporate purposes, including working capital. This financing was a private placement with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to a Security Agreement dated February 4, 2008, as amended on July 4, 2008 and August 12, 2008, by and between the Company and the Purchaser (the “Security Agreement”); the Convertible Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property. The principal and interest due on the Convertible Notes are payable on the maturity date, subject to earlier conversion due to a Qualified Financing event, as defined in the Convertible Notes. At the option of the holder, principal and interest due on the Convertible Notes is payable either in cash or in common stock. The price per share of common stock for any such conversion shall be equal to an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to the date of the signing of the Agreement (or, in the case of Convertible Notes issued on or after July 4, 2008, the date of issuance of such Convertible Notes), as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of July 31, 2008, the Company is not in default.

Additionally, the Convertible Notes were issued with embedded and potentially detachable derivatives which included the conversion feature and warrants (contingent upon the conclusion of a Qualified Event).

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

Contingent Features

The Convertible Notes include a provision that results in an automatic conversion in case the Company concludes a Qualified Financing prior to the Maturity Date. Pursuant to the terms of the Notes, a “Qualified Financing” shall mean the Company’s first financing transaction after the Initial Closing in which the Company issues investment instruments of the Company and receives gross proceeds of at least $3,000,000 for application to several corporate purposes from an investor or investors (not including proceeds from the conversion of the Note(s)); and provided that if the proposed investment instruments offered in such financing transaction are other than capital stock or other equity instruments (such as convertible debentures or other debt instruments), the financing transaction shall require the written consent of K1W1 to be considered a Qualified Financing for purposes of this Agreement. For the avoidance of doubt, an investment instrument will not be deemed to be an equity instrument for the purposes of the preceding sentence if such investment instrument is, by its terms, convertible into or exchangeable for any type of debt instrument, whether at the option of the Company or the holder.

The value assigned to the Convertible Notes and the related debt features on issuance as of July 31, 2008 is the following:

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
February 4, 2008	$1,000,000	$52,632	$947,368
March 14, 2008	2,000,000	105,263	1,894,737
July 5, 2008	400,000	21,053	378,947
Total	$3,400,000	$178,948	$3,221,052

The amortized debt discount associated with the embedded conversion feature was recorded to interest expense in the amount of $73,205 for the six months ended July 31, 2008.

If the aggregate principal amount owing under the Convertible Notes is converted, the Company will issue 10,890,127 shares of Common Stock, which may be adjusted based upon the conversion purchase price formula pursuant to the terms of the Convertible Note.  If the Notes are not converted, the principal and accrued interest will be due on February 4, 2009.

Warrant

Pursuant to the Note Purchase Agreement, the Company granted the note holder a warrant which would become exercisable for shares of its common stock if and only if a Qualified Financing takes place prior to termination of the Warrant.  The Warrant will expire on February 4, 2011 or immediately prior to a change in control pursuant to the terms of the Warrant.  If the warrants are exercisable due to a Qualified Financing, the Warrants would permit the Purchasers to purchase Common Stock at an exercise price of an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to signing of the Note Purchase Agreement, as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB.

Because a Qualified Financing has not yet taken place and because the warrants are only exercisable upon a Qualified Financing, the warrant’s exercise price and number of shares are not yet determinable. As such, the warrants have not been measured.  If and when a Qualified Financing does occur, the warrants will be measured and recognized at that time.

Note 6 - Stockholders’ Deficit

Stock warrants

The following table summarizes common stock warrant activity for:

	Six months ended July 31, 2008		Twelve months ended January 31, 2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	17,290,468	$1.15	19,404,660	$1.12
Issued	-	-	-	-
Exercised	-	-	(205,202)	$0.87
Expired	-	-	(1,908,990)	$0.87
Outstanding at July 31, 2008	17,290,468	$1.15	17,290,468	$1.15
Exercisable at July 31, 2008	17,290,468	$1.15	17,290,468	$1.15

Included in the total outstanding warrants for the six months ended July 31, 2008 and the twelve months ended January 31, 2008 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

The Company values warrants issued as compensation at the fair value determined on the date of grant using the Black-Scholes valuation model and the same assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement.  See Stock option plan note for related discussion and assumptions.

Stock option plan

At July 31, 2008, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan Number 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in U.S. dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in the six months ended July 31, 2008 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 4.5 to 5.0 years for stock options and 1.5 years for stock warrants.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

Significant Assumptions	Six Months Ended July 31, 2008	Twelve Months Ended January 31, 2008
Expected volatility	70%	70%
Expected forfeiture rate	30%	30%
Expected dividend yield	0%	0%
Expected term (in years)	4.5 to 5.0	3.5 to 5.0
Risk-free rate	2.66% to 3.19%	2.94% to 5.03%

The following table summarizes common stock option activity under the plan for:

	Six months ended July 31, 2008		Twelve months ended January 31, 2008
Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,002,429	$0.74	12,815,411	$0.68
Granted	3,560,000	$0.28	4,177,501	$1.21
Exercised	(88,256)	$0.27	(2,121,395)	$0.28
Forfeited and cancelled	(1,401,434)	$1.67	(2,869,088)	$1.48
Outstanding at July 31, 2008	14,072,739	$0.53	12,002,429	$0.74
Exercisable at July 31, 2008	8,768,719	$0.48	8,684,732	$0.53

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2008:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.27 to $0.44	11,007,338	5.05	$0.28	$0.0	7,557,755	$0.28	$0.0
$0.85 to $2.07	2,263,400	6.16	$1.02	$0.0	742,684	$1.08	$0.0
$2.20 to $2.95	545,067	5.36	$2.26	$0.0	283,934	$2.28	$0.0
$3.03 to $3.51	256,935	5.17	$3.38	$0.0	184,346	$3.37	$0.0
Total	14,072,740	5.24	$0.53	$0.0	8,768,719	$0.48	$0.0
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.25 as of July 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  There were no in-the-money stock options exercisable as of July 31, 2008.  At July 31, 2008, 8,768,719 options were exercisable with a weighted-average exercise price of these options was $0.48.  Of the 22,241,260 shares of common stock reserved for issuance under the Company’s 2006 Stock Incentive Plan, 14,072,739 options were outstanding, 2,798,821 have been exercised since inception and 5,369,700 options are available for grant as of July 31, 2008.

The stock-based compensation cost for options issued in the six months ended July 31, 2008 and 2007 was $376,907 and $386,673, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at July 31, 2008 associated with employee and director stock options was approximately $1.7 million and is expected to be recognized over a weighted-average period of 2.4 years.

Note 7 – Major Customer

One customer accounted for 99% of the Company’s licensing revenues in the six months ended July 31, 2008 and 100% in the six months ended July, 31 2007.  The same customer accounted for the entire ending balance of deferred revenue at July 31, 2008 and January 31, 2008.

Note 8 – Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, warrants and employee stock options. Diluted net loss per share for the three and six months ended July 31, 2008 and 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, warrants and employee stock options is anti-dilutive. The components of basic and diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Numerator:
Net loss per share, basic and diluted	$(1,456,935)	$(2,807,076)	$(3,001,004)	$(4,785,320)

Denominator:
Weighted average shares outstanding, basic and diluted	68,511,799	66,799,672	68,498,042	66,551,205

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)

The Company excluded the following shares from the denominator of the diluted net loss per share calculation as the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Convertible notes	10,890,127	-	10,890,127	-
Warrants	17,290,468	17,290,468	17,290,468	17,290,468
Employee stock options	14,072,739	12,172,090	14,072,739	12,172,090

Note 9 - Related Party Transactions

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company entered into a convertible note purchase agreement (“Note Purchase Agreement”) with K One W One (“K1W1”) providing for the purchase by K1W1 of convertible notes (“Notes”) up to of an aggregate principal amount of $3,900,000 or such greater amount as is approved in writing by the Company’s board of directors and K1W1.  Under the Note Purchase Agreement, upon the closing, on February 4, 2008, K1W1 purchased an initial Note of $1,000,000 ($100,000 of which was previously funded to the Company on January 30, 2008), on March 14, 2008 K1W1 purchased another Note of $2,000,000, on July 4, 2008 K1W1 purchased another Note of $400,000 and on August 12, 2008 K1W1 purchased another Note of $500,000.  The Notes are secured by the assets of the Company pursuant to a security agreement.  The Notes are convertible at a discount of five percent (5%) into investment instruments issued by the Company pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity of the Notes on February 4, 2011 the Notes may, at K1W1’s option, convert into common stock of the Company at a five percent (5%) discount from a formula-derived market price.  The Notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the Note Purchase Agreement, K1W1 received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the Notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.

On April 10, 2008, the Board of Directors approved stock option grants to employees, directors and to its recently appointed President, Mr. Jonathan McCaman, totaling an aggregate of 3,385,000 shares of the Company’s common stock.  The directors as a group were granted options to purchase 1,025,000 shares of Company common stock and the employees as a group were granted options to purchase 1,610,000 shares of Company common stock.  The director and employees’ shares vest 1/6 of their underlying shares on October 10, 2008 and 1/12 of the remaining underlying shares on a quarterly basis thereafter over a period of two and a half years.  Mr. McCaman, was granted an option to purchase 750,000 shares of Company common stock, vesting on a quarterly basis over a period of two years.  All granted options were issued with an exercise price equal to the closing price of the Company’s common stock on April 10, 2008 as reported by the OTC Bulletin Board, $0.27 per share.  Each option will also be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement, which each individual will be required to sign as a condition of receiving the option.

On April 29, 2008 the Company and Mr. McCaman entered into an amendment to Mr. McCaman’s employment agreement in connection with his appointment as President of the Company.  The amendment provided that Mr. McCaman’s base salary was increased to $210,000 effective as of March 1, 2008 and that he was eligible for an executive incentive bonus, in an amount up to $50,000 per quarter, to be based upon key performance indicators (“KPI’s”) to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  On July 7, 2008 the Company paid Mr. McCaman a $25,000 executive incentive bonus determined and approved by the Board’s Compensation Committee for the three months ended April 30, 2008.  In addition, the amendment provided for the grant of a stock option to purchase 750,000 shares of the Company’s common stock, vesting over two years.  The Board of Directors previously approved Mr. McCaman’s 750,000 stock option grant as part of the stock options granted on April 10, 2008.  Pursuant to the amendment and subject to the approval of the Board, each quarter Mr. McCaman was to be eligible for additional grants of stock options to purchase up to 150,000 shares of the Company’s common stock, to be based upon KPI’s to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  On July 7, 2008 the Board of Directors approved a 75,000 stock option grant to Mr. McCaman for the three months ended April 30, 2008.  The exercise price of each of the options granted pursuant to the foregoing was equal to the closing price of the Company’s common stock on the option grant date as reported by the OTC Bulletin Board.  These options will vest quarterly over three (3) years, and will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  The amendment further provided that in the event of a “Change of Control,” as defined in the amendment, all of Mr. McCaman’s then-unvested options shall immediately vest.  Mr. McCaman’s employment agreement was further amended on September 12, 2008.  See Note 10 – Subsequent Events for further details.

On June 9, 2008, PureDepth, Inc. (the “Company”) entered into a variation to employment agreement and a consultancy agreement with Ms. Kristin Bowman, Senior Vice President, Customer and Business Development of PureDepth Incorporated Limited, the Company’s New Zealand subsidiary (“PDIL”), and a director of the Company, relating to her separation from employment with the Company.  The terms of the variation to employment agreement, which amend her Employment Agreement dated March 31, 2005, were generally effective as of April 17, 2008 and provide for a reduction in Ms. Bowman’s work hours to 8 hours per week, with a corresponding reduction in her salary, and the remainder of her previously scheduled weekly work hours taken as vacation pay until her accrued vacation pay is exhausted.  The agreement also provided for the resignation of Ms. Bowman’s position with, PDIL effective June 14, 2008.  Ms. Bowman did not resign as a director of the Company.   The terms of the consultancy agreement were effective after the effective date of Ms. Bowman’s resignation on June 14, 2008 and call for Ms. Bowman to consult with PureDepth’s executive management team without charge for up to 20 hours per calendar quarter with any additional hours to be charged at a rate of USD$150 per hour until January 31, 2009, after which she will be entitled to $150 per hour for all consultancy to the Company or it subsidiaries. The agreement may be terminated by either party with six months notice.  Pursuant to the consultancy agreement, Ms. Bowman’s option agreement was also amended to provide that in the event Ms. Bowman ceases to serve as a director, officer, employee or consultant of the Company, she will have until the earlier of (i) 365 days from the date of such termination or (ii) March 31, 2011 to exercise all or any part of her vested options.

On July 7, 2008, at the 2008 Annual Meeting of Stockholders of the Company, the stockholders re-elected Messrs. John Blair, Mark Kalow and John Stringer and Ms. Kristin Bowman to the Board of Directors of the Company, to hold office until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Note 10 - Subsequent Events

On August 12, 2008, the Company entered into an amendment no. 2 (the “Amendment to Note Purchase Agreement”) to that certain convertible note purchase agreement and security agreement with K One W One (“K1W1”), each dated February 4, 2008 (“the Note Purchase Agreement”), and previously disclosed on Form 8-K filed February 5, 2008 and in each case as amended by that certain Amendment No. 1 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 as previously disclosed on Form 8-K filed July 8, 2008.  Pursuant to the Amendment to Note Purchase Agreement, the Company may borrow a cumulative aggregate of US $3,900,000 or such greater amount as is approved in writing by the Company’s board of directors and K1W1.  Under the Note Purchase Agreement, as amended on August 12, 2008, K1W1 purchased an additional note for US $500,000.  All convertible notes issued under the Note Purchase Agreement, as amended, are secured by the assets of the Company pursuant to the security agreement on substantially the same terms.  The Company has issued K1W1 convertible notes under the Note Purchase Agreement, as amended, in the aggregate principal amount of $3,900,000.

On August 27, 2008, the Board of Directors of PureDepth, Inc. appointed Andrew L. Wood (‘Andy”) as Chief Executive Officer (CEO) and Director for PureDepth, Inc. effective September 8, 2008 and entered into an executive employment agreement with Mr. Wood providing for his future compensation and benefits.  Mr. Wood will earn an annual base salary of $250,000 per year, he will participate in a performance-based compensation (“Bonus”) plan, he will be granted options to purchase 3,400,000 shares of the Company’s common stock (the “Option”) and he will also be provided customary and usual fringe benefits generally available to employees of the Company, subject to the terms and conditions of the Company’s benefit plan documents and policies.  Mr. Wood’s Participation in the Bonus plan is based on criteria of such performance objectives (the “Goals”) to be defined by Mr. Wood and the Compensation Committee of the Board within the first month following Mr. Wood’s commencement of employment.  Although there is no minimum guaranteed bonus, Mr. Wood will be eligible to earn an aggregate annual bonus of up to one hundred twenty five thousand dollars ($125,000), payable at Mr. Wood’s election in either cash, a common stock award under the Company’s 2006 Stock Incentive Plan (the “Stock Plan”) or a combination of both, in connection with the achievement of the goals.  Mr. Wood’s option will be granted under the Company’s Stock Plan, subject to the approval of the Company’s Board at its next regularly scheduled meeting on September 24 2008.   The option will vest monthly over four (4) years with the measuring period beginning on August 27, 2008 so long as Mr. Wood continues to be employed by the Company or any of its subsidiaries.  The exercise price of the option granted will be the closing price of the Company’s common stock on the date of grant as reported by the OTC Bulletin Board.  Mr. Wood’s termination benefits are as follows:  In connection with a termination by the Company of Mr. Wood’s employment Without Cause (as defined in the Agreement and which may include a voluntary resignation by Mr. Wood in certain circumstances following a Material Adverse Change (as defined in the Agreement)), the Company shall pay Mr. Wood an amount equal to his then effective base salary for a period of six (6) months, payable in equal installments in accordance with the Company’s regular payroll schedule; and if such termination Without Cause takes place on or within twelve (12) months following the effective date of a Change of Control (as defined in the Agreement), Mr. Wood shall also become vested in 50% of the shares subject to any options to purchase Company common stock then held by him.  Receipt of the foregoing termination benefits will be contingent upon Mr. Wood’s execution of a general release of claims.

On September 10, 2008, the Company entered into an amendment  (the “Amendment”) to their Patent and Technology License and Technology Transfer Agreement (“License Agreement”) with International Game Technology (IGT) dated October 13, 2006.  Pursuant to the Amendment, the Company has agreed to an automatic renewal term (“Second Term”) of ten (10) years after the initial five (5) year term of the License Agreement.  Among other amendments, IGT have agreed to pay an additional nonrefundable prepaid royalty payment in the amount of ten million dollars ($10,000,000), due upon signing of the Amendment, modification of the royalty schedule for the Second Term and redefining the existing limited worldwide license rights of the Company’s technology and patents to develop, manufacture, market, sell and distribute products for use in wager-based gaming.

Pursuant to bonus arrangements approved by the Board of Directors on September 4, 2008, upon the Company’s execution of the Amendment on September 11, 2008 and its receipt of a prepaid royalty payment in connection therewith, Mr. McCaman was paid a cash bonus of $100,000 and was granted an option to purchase 50,000 shares of the Company’s common stock.  The exercise price of the option was equal to the closing price of the Company’s common stock on the option grant date as reported by the OTC Bulletin Board, and the option is fully vested as of the date of grant.

On September 12, 2008, the Company and Mr. McCaman entered into a second amendment to Mr. McCaman’s employment agreement in connection with his resignation as President of the Company effective September 12, 2008.  The amendment provided that Mr. McCaman’s base annual salary will remain at $210,000 and that effective beginning September 1, 2008, Mr. McCaman will be eligible for an executive incentive bonus, in an amount up to 12.5% of his then current annual base salary per fiscal quarter, with payment of any such bonus to be based upon the achievement of key performance indicators to be mutually determined by Mr. McCaman and the Board’s Compensation Committee on a schedule determined by the parties.  Pursuant to the bonus arrangements in the prior agreement which are being replaced by the amendment, Mr. McCaman will be paid $25,000 in respect of the three months ended July 31, 2008.  Also pursuant to the prior agreement and acknowledged in the amendment, Mr. McCaman will be granted, subject to Board approval at its next regularly scheduled September 24, 2008 meeting, an option to purchase 75,000 shares of the Company’s common stock (the “Bonus Option”).  The Bonus Option will vest quarterly over three (3) years, subject to the certain acceleration of vesting described below.  The Bonus Option will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  Pursuant to the amendment, all unvested options which were initially granted to Mr. McCaman on or prior to October 1, 2008, including the Bonus Option, will immediately vest in the event of a “Change of Control” (as defined in the employment agreement).  Any options which are initially granted to Mr. McCaman after October 1, 2008 will vest with respect to 50% of the shares subject to such options in the event that Mr. McCaman is terminated without Cause (as defined in the employment agreement, and which for these purposes may include a voluntary resignation by Mr. McCaman in certain circumstances following a Material Adverse Change (as defined in the Agreement) on or within twelve months following the effective date of a Change of Control. The grant of any such subsequent options will be at the sole discretion of the Board of Directors (or Compensation Committee thereof), and Mr. McCaman waived any rights to equity of the Company (other than options then held by him and the Bonus Option) with respect to the prior terms of his employment agreement.

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

PureDepth, Inc. is a technology and licensing company focusing on the visual display experience by delivering award-winning Multi-Layer Display (MLD) technology.  We derive revenues primarily from the licensing of our technology to our product partners and LCD manufacturing partners and, to a lesser extent, from sales of prototype MLD-enabled display devices and MLD components that we manufacture. Licensees are and will be responsible for the manufacture and sale of display-based products incorporating our technology and related software.  In connection with our licensing arrangements, we may also derive revenues from the sale of software tools and drivers for market-specific applications and from various support services, including engineering consulting services, technical services for implementation and optimization of our technology and software support and training.

Our efforts are primarily focused on fulfilling the requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo),  International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung).  At the same time, we will continue to seek to diversify our sources of licensing revenue. We have identified the following target markets in North America, Asia and Europe that we believe are appropriate for our MLD technology: location-based entertainment devices, computer monitors, public information display systems, mobile devices, flat-panel televisions and other mass market display devices.  Our existing license agreements pertain to products for the location-based entertainment devices, mass market display devices and mobile devices.  Our goal is to expand our business by working with partner companies to develop MLD-based products and developing demand and a presence for such devices in our identified target markets.

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

We maintain two facilities, our U.S. corporate headquarters in Redwood City, California and our research and development center in Auckland, New Zealand.  Our facility lease in New Zealand expires in October 2008 and we expect to exercise our renewal option for this facility. We signed a four year lease in a new location in Redwood City, California which started in February 2008.  Due to our reduction in headcount and our cost reduction efforts, we subsequently subleased the new office space to a sub lessee for a two year term commencing in June 2008 at terms similar to our obligations.  In May 2008 we signed a new two year lease in a new location in Redwood City, California and we relocated our U.S. corporate headquarters to this new location.

We have reduced the number of worldwide employees from a high of 46 employees during the year ending 2008 to a level of 28 full time employees at July 31, 2008.  Subsequent to July 31, 2008, we hired a Chief Executive Officer (“CEO”) to fill the vacant CEO position.  The new CEO along with four continuing employees are located at our U.S. corporate headquarters in Redwood City, California and the remaining 24 employees are located at our research and development facility in Auckland, New Zealand.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements. We will continue to monitor our staffing levels in both the U.S. corporate headquarters and our New Zealand research and development facility and if necessary, make changes in relation to our business strategy and customer activity.

The report from our independent auditors on our financial statements for the year ending 2008 includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.  Our operations have resulted in operating losses to date and are expected to continue to have operating losses in the year ending 2009.

On September 10, 2008 we entered into an amendment (the “Amendment”) to the Patent and Technology License and Technology Transfer Agreement (“License Agreement”) with International Game Technology (IGT) dated October 13, 2006.  Pursuant to the terms of the Amendment, among other consideration, we received an advance, non-refundable payment of licensing fees from IGT in the amount of ten million dollars ($10,000,000).  We believe that the advance, non-refundable payment of licensing fees allows us to effectively address our going concern issues for the remainder of the year ending January 31, 2009 and into the year ending January 31, 2010.  See Note 10 - Subsequent Events in this Quarterly Report on Form 10-Q for further description of the Amendment.

In addition to our receipt of the advance, non-refundable payment of licensing fees, we raised $3.4 million during the six months ended July 31, 2008 and an additional $0.5 million subsequent to July 31, 2008 in secured convertible debt from our majority shareholder.  We may also continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock

The funds from the non-refundable payment of licensing fees under the Amendment and the secured convertible debt will be used to fund the our operations, continue our efforts to fulfill and promote existing customer agreements with Sanyo Electric Corporation (Sanyo), International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and expand our customer base to diversify our sources of licensing revenue.  The funds may also be used to minimize the Company’s current or future debt obligations.

Results of Operations

For the three months ended July 31, 2008 , we reported net losses of $1.5 million representing a decrease in our net loss of $1.3 million when compared to the $2.8 million reported in the three months ended July 31, 2007. For the six months ended July 31, 2008 , we reported net losses of $3.0 million representing a decrease in our net loss of $1.8 million when compared to the $4.8 million reported in the six months ended July 31, 2007.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  Our operations have not generated net income to date and are not expected to do so in the year ending 2009.

Licensing Revenue and Cost of Licensing

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Licensing revenue	$190	$188	$2	1%	$377	$375	$2	1%
Cost of licensing	81	78	3	4%	161	154	7	5%

Gross margin - $	$109	$110	$1		$216	$221	$5
Gross margin - %	57%	59%			57%	59%

We are a party to a patent and technology license and technology transfer agreement (the “IGT Agreement”) with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. We received an advance, non-refundable payment of license fees of $3.75 million under the terms of the agreement during the year ended 2007.  Substantially all of our licensing revenue for the three and six months ended July 31, 2008 consisted of the amortization of this advance non-refundable payment which began in October 2006.  The amount of licensing revenue in the three months and six months ended July 31, 2008 is consistent with the corresponding periods in the prior year.  The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement.

Our patent and technology licensing agreements provide royalties to us when our customers sell or ship products incorporating our MLD technology.   Except for advanced, non-refundable payments, we do not recognize licensing revenues until our customers sell or ship their products incorporating MLD technology.  Therefore, a majority of our potential licensing revenue is dependent upon our customers’ sales and marketing programs.  In the three months ending July 31, 2008 we recognized a nominal amount of licensing revenue from customer shipments in addition to the amortization of the IGT advance, non-refundable payment.  We will recognize additional licensing revenue from IGT and may receive additional licensing revenue from other customers in the remainder of year ending 2009; however, we have no control over the timing or success of our customers’ sales or marketing programs.

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

Services Revenue and Cost of Services

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Services revenue	$-	$35	$(35)	(100%)	$110	$35	$75	214%
Cost of services	-	26			87	26	61	235%

Gross margin - $	$-	$9	$(9)	(100%)	$23	$9	$14
Gross margin - %	-	26%			21%	26%

We had no services revenue in the three months ended July 31, 2008.  Our services revenue in the six month ended July 31, 2008 consisted entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  We believe that services revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services represents direct labor and overhead costs of providing the respective services.   We expect cost of services to fluctuate with changes in services revenues and the related gross margins to improve as the volume of services revenues increase.

Product Sales Revenue and Cost of Product Sales

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Product sales revenue	$52	$86	$(34)	(40%)	$52	$130	$(78)	(60%)
Cost of product sales	60	81	(21)	(26%)	60	120	(60)	(50%)

Gross margin - $	$(8)	$5	$(13)		$(8)	$10	$(18)
Gross margin - %	(15%)	6%			(15%)	8%

Product sales represent sales of MLD components and prototypes of MLD-enabled display devices to existing and potential licensing customers. We design and manufacture MLD components and MLD prototypes specifically for sale to these customers, who use them in their manufacturing process or to develop, test and promote MLD applications in their products.  The decrease in product sales revenue is due to a decrease in MLD prototype sales as our efforts have been focused on our existing named customers. IGT and Sanyo purchased prototypes in the past and are now manufacturing and marketing their own product lines.  Our entire product sales revenue in the three and six months ended July 31, 2008 was derived from component sales to an IGT subassembly vendor.  We expect product sales revenue of our MLD component and prototypes of MLD-enabled display devices will fluctuate and may increase as our customers launch their MLD products and as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2009.

Cost of product sales represents materials, sub-contractor services, direct labor and overhead costs of assembling the components or prototypes at subcontractor’s facilities or at our research and development facility in Auckland, New Zealand.  We have minimal margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual or unique assembly.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource more of the assembly with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the year ending 2009.

Operating Expenses

	Three Months Ended						Six Months Ended
	July 31,				Change		July 31,				Change
($ in thousands)	2008	% of Total	2007	% of Total	$	%	2008	% of Total	2007	% of Total	$	%
Depreciation	$32	2%	$21	1%	$11	52%	$64	2%	$38	1%	$26	68%
Research and development	587	41%	653	22%	(66)	(10%)	1,053	35%	1,170	23%	(117)	(10%)
Sales and marketing	50	3%	521	18%	(471)	(90%)	203	6%	896	17%	(693)	(77%)
General and administrative	767	54%	1,725	59%	(958)	(56%)	1,722	57%	2,976	59%	(1,254)	(42%)

Total operating expenses	$1,436	100%	$2,920	100%	$(1,484)	(51%)	$3,042	100%	$5,080	100%	$(2,038)	(40%)

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  For the three months ended July 31, 2008 and 2007, our stock-based compensation totaled $0.2 million and $0.2 million, respectively.  For the six months ended July 31, 2008 and 2007, our stock-based compensation totaled $0.4 million and $0.4 million, respectively.  We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the six months ended July 31, 2008, we expensed stock-based compensation of approximately $75,000 in research and development, $11,000 in sales and marketing, and $291,000 in general and administrative operating expense categories.

Depreciation.  The increase in depreciation is primarily the result of depreciation on capitalized purchases of fixed assets of approximately $175,000 in the prior twelve months.  Depreciation expense is not expected to increase proportionately with revenue or total operating expenses as it is unlikely we will need to make significant purchases of fixed assets in the foreseeable future.

Research and development.  Research and development expenses consist primarily of personnel salary and benefits, travel, materials, consultant fees and stock-based compensation.  The decrease in research and development expenses for the three and six months ended July 31, 2008 is primarily due to cost cutting measures implemented at the end of the year ended 2008 for travel, materials and general operating costs.  For the three and six months ended July 31, 2008, we had decreases of $0.2 million and $0.3 million, respectively, in consultant fees, materials and travel which were offset by increases of $0.1 million and $0.2 million, respectively, in personnel salary and benefits and stock-based compensation as we used our employees to administer our research and development projects in place of outside consultants.  Patent legal costs increased $15,000 and $25,000 in the three and six months ended July 31, 2008, respectively, due to a new patent issuance and additional patent legal reviews related to potential and existing licensing arrangements.  Other fluctuations in research and development expenses during the three and six months ended July 31, 2007 were consistent or slightly below the amounts in the corresponding prior year periods.

We expect research and development expenses to be maintained at approximately this level for the remainder of the year ending 2009 as we are focused on meeting the immediate needs of our existing customers and maintaining our technology.  We expect that our long term research and development activities beyond these two objectives will be more fully understood as we determine how best to accelerate our strategy with the recently received funding.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel salary and benefits, travel, tradeshows, consultant fees and stock-based compensation.  The decrease in sales and marketing expenses is due to the reduction in employees and cost cutting measures implemented at the end of the year ended 2008 with additional cost cutting efforts and staff reductions in the three months ended April 30, 2008.  As of July 31, 2008, we had no full-time sales and marketing employees.  For the three months ended July 31, 2008, the net decrease of $0.5 million from the corresponding period of the prior year resulted from a decrease in personnel salary, travel, stock-based compensation and consultant fees.  Sales and marketing expenses during the three months ended July 31, 2008 consisted primarily of outside marketing services and a sales consultant.  For the six months ended July 31, 2008 the net decrease of $0.7 million from the corresponding period of the prior year resulted from a decrease in personnel salary, travel, stock-based compensation and consultant fees.

We expect sales and marketing expenses to be maintained at approximately this level for the remainder of year ending 2009.  We expect that sales and marketing activities will consist primarily of outside services and be narrowly focused on opportunities with our current customers or identified potential customers with near term revenue opportunities.  We also expect that all sales and marketing costs will be minimized until we more fully understand how we will accelerate our strategy with the recently received funding.

General and administrative.   General and administrative expenses consist primarily of personnel salary and benefits, travel, capital raising costs, insurance, stock-based compensation, and professional fees related to our public company filing requirements.  The decrease in general and administrative expenses for the three and six months ended July 31, 2008 of $1.0 million and $1.3 million from the prior year corresponding periods is primarily due to staff reductions, the past vacancy in our CEO position and other executive level positions, general cost cutting measures, relocation to a smaller corporate office in Redwood City, California and the resolution of public filing requirements at the end of the year ended 2008.  Fluctuations in other general and administrative expenses for the three and six months ended July 31, 2008 were consistent with the prior year corresponding periods.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase depending on our need to rely upon external professionals for these services.  We may also experience increased legal and capital raising cost associated with any capital raising activities we may continue to undertake in the remainder of the year ending 2009.  We anticipate increases in general and administrative expenses in the remainder of year ending 2009 related to our subsequent hiring of a CEO and that the overall cost savings measures introduced during the year ended 2008 will help us partially offset these and other increases in our general and administrative expenses in the year ending 2009

Other Income and Expense

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Interest income	$3	$55	$(52)	(95%)	$10	$148	$(138)	(93%)
Interest expense	(75)	(15)	(60)	(400%)	(135)	(28)	(107)	(382%)
Foreign exchange loss	(49)	(51)	2	4%	(63)	(67)	4	6%
Other expense	-	-	-	-	-	-	-	-

Total other income(expense), net	$(121)	$(11)	$(110)	(1,000%)	$(188)	$53	$(241)	455%

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous items.  Interest income is earned on our cash balances.  Interest income was significantly lower in the three and six months ended July 31, 2008 due to the decrease in our cash resources resulting from our ongoing operating expenses. We expect interest income to fluctuate in the year ending 2009 depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.  Interest expense is incurred on our notes payable and convertible debt.  Included in interest expense is the amortization of the debt discount associated with the embedded conversion feature of our convertible notes and is amortized over the life of the debenture or upon earlier conversion of the debenture using the effective yield method.  The increase in interest expense relates to our issuance of secured convertible notes in the three and six months ended July 31, 2008 for the aggregate principal amount of $3.4 million.  We expect interest expense to increase in the year ending 2009 as a result of the continuation of and increases in the aggregate principal outstanding under the Convertible Notes or due to potential additional funding arrangements with interest requirements.  Our foreign exchange gains and losses result from transactions with our New Zealand subsidiaries, with our overseas customers and translation of our New Zealand subsidiaries into U.S. dollars.   Foreign exchange loss is consistent with the prior year and is expected to be immaterial in the year ending 2009.  Other expense was immaterial for the three and six months ended July 31, 2008 and 2007 and is expected to be immaterial in the year ending 2009.

Liquidity and Capital Resources

We have funded our operations from inception through July 31, 2008 primarily through the sale and exercise of common stock and warrants, the use of an advance, non-refundable payment of licensing fees and the issuance of secured convertible notes.  In the six months ended July 31, 2008, net cash used in operating activities was $3.3 million and an additional $0.2 million was used for investment in fixed assets and intellectual property.  Our operating activities and asset purchasing activity were primarily funded by available cash of $0.4 million and the issuance of $3.3 million in secured convertible notes during the six months ended July 31, 2008.  Our ending cash balance at July 31, 2008 was $0.2 million.

On September 10, 2008 we entered into an amendment (the “Amendment”) to the Patent and Technology License and Technology Transfer Agreement (“License Agreement”) with International Game Technology (IGT) dated October 13, 2006.  Pursuant to the terms of the Amendment, among other considerations, we received an advance, non-refundable payment of licensing fees from IGT in the amount of ten million dollars ($10,000,000).  See Note 10 - Subsequent Events in our interim financial statements in this Quarterly Report on Form 10-Q for further description of the Amendment.  The funds received pursuant to the Amendment and the secured convertible debt will be used to fund our operations, continue our efforts on fulfilling and promoting the existing customer agreements with Sanyo Electric Corporation (Sanyo),  International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and expand our customer base to diversify our sources of licensing revenue. The funds may also be used to minimize our current or future debt obligations.

We have issued options to purchase 3,560,000 shares of our commons stock to employees and directors during the six months ended July 31, 2008 pursuant to our 2006 Stock Incentive Plan.  As of July 31, 2008, we had options to purchase 14,072,739 shares of our common stock outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.53.  A total of 8,768,719 of the shares underlying such outstanding options are exercisable at July 31, 2008.  We had no in-the-money options at July 31, 2008.   We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

Provision for State and Federal Income Taxes

From inception through July 31, 2008, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at July 31, 2008 and 2007.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the three and six months ended July 31, 2008.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  At July 31, 2008 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the three and six months ended July 31, 2008.

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

Obligations

Our obligations as of July 31, 2008 consisted of operating leases for facilities, a settlement agreement obligation accounted for as a note payable and secured convertible notes.  At July 31, 2008, minimum lease payments required under the operating leases amounted to $0.6 million and are payable through 2012. The note payable has a balance, including future interest, of approximately $0.5 million and is payable in equal annual installments of $175,000 through 2010. The aggregate principal amount of the secured convertible notes at July 31, 2008 totaled $3.4 million and are convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the secured convertible notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The secured convertible notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the secured convertible note purchase agreement, each note holder has received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The secured convertible notes are secured by our assets.

We intend to fund our obligations from our ongoing operations, existing cash resources, subleasing agreements, and other capital raising activities.

We anticipate that our existing licensing contracts will require limited capital investment and will be supported by our current staff levels.

Off-Balance Sheet Arrangements

           We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies included in our Annual Report on Form 10-KSB for the year ended 2008.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting, as of January 31, 2008, relating to ineffective control environment for inadequate segregation of duties and information technology access as described in the our Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2008.

Changes in Internal Control over Financial Reporting

We continue to improve our internal control over financial reporting and disclosure controls and procedures related to our financial reporting.  One of the two material weaknesses identified by management in our Annual Report on Form 10-KSB for the year ended 2008 relating to inadequate controls to monitor management override was remediated as of April 30, 2008 with the implementation of a formal whistle blower policy and an employee notification and acknowledgment process.  Other than the foregoing, there has been no change in our internal control over financial reporting that occurred during the three months ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

The Risk Factors included in our Annual Report on Form 10-KSB for the year ended 2008 have not materially changed, other than the following:

•
The Risk Factor entitled “WE HAVE OBTAINED FINANCING, AND MAY CONTINUE TO CONSIDER ADDITIONAL FINANCING, THAT WILL DILUTE SHAREHOLDINGS, AND OUR FAILURE TO OBTAIN ADDITIONAL FINANCING AS AND IF NEEDED WILL RESTRICT OUR OPERATIONS AND MAY CAUSE US TO CEASE OPERATIONS ALTOGETHER” has been updated to reflect our recent receipt of an advance, non-refundable payment of certain license fees.

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE OBTAINED FINANCING, AND MAY CONTINUE TO CONSIDER ADDITIONAL FINANCING, THAT WILL DILUTE SHAREHOLDINGS, AND OUR FAILURE TO OBTAIN ADDITIONAL FINANCING AS AND IF NEEDED WILL RESTRICT OUR OPERATIONS AND MAY CAUSE US TO CEASE OPERATIONS ALTOGETHER.

               Because our cash balance and cash flow may not be sufficient to fund our future long-term operating expenses and the growth of our business, we may continue to consider additional financing or funding in order to finance our future losses.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility.  In addition, additional funding could be sought from new or existing license partners in the form of royalty advances or other prepayment. In the six months ended July 31, 2008, we entered into a Note Purchase Agreement with K1W1, our majority stockholder, which was subsequently amended on July 4, 2008 and August 12, 2008, pursuant to which we issued K1W1 notes in the aggregate principal amount of $3,400,000 and subsequently another $500,000 in August 2008.  The notes will be convertible at a discount of five percent into the investment instruments we would issue pursuant to and upon any subsequent qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the notes may, at K1W1’s option, convert into our common stock at a five percent discount from a formula-derived market price, which will dilute existing shareholders.  In addition, pursuant to the Note Purchase Agreement, K1W1 received a three-year warrant to purchase a number of the instruments that are issued in the qualified financing equal to 10% of the aggregate principal under the Notes divided by the discounted price at which such Notes convert in a qualified financing.  If this warrant is exercised, the resulting issuance of instruments would also dilute the existing shareholders, including those investors which participated in the qualified financing.  In September 2008, we entered into an amendment to the Patent and Technology License and Technology Transfer Agreement with International Game Technology dated October 13, 2006, pursuant to which we received an advance, non-refundable payment of licensing fees in the amount of $10,000,000.

We cannot be certain that any additional financing or funding will be available on terms favorable to us, or if such financing or funding will be available to us at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be further diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock.

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

Our obligations under the Note Purchase Agreement and Security Agreement, under which the Company raised $3,900,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements, including of the Company’s fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements, including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in “Note 5 – Notes Payable – Convertible Notes” of the Notes to the condensed consolidated financial statements included with this Quarterly Report.

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

As of September 15, 2008, K1W1, our majority stockholder, possessed beneficial ownership of 36,664,355 shares of our common stock, or approximately 53% of our outstanding common stock, including 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS OUR SECURITY REGISTRATIONS HAVE BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

In the year ending 2008, the number of shares available for resale on the OTC Bulletin Board increased and may continue to increase in the future.  Shares of our outstanding common stock totaling 68,572,235 are now eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule.  Additionally, we have registered on Form S-8 22,241,260 shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed on September 5, 2007.  In connection with our prior private placements and other arrangements with certain of our security holders, we have registered on Form SB-2/A, 21,463,423 shares of our outstanding common stock and 16,406,119 shares underlying outstanding warrants to purchase our common stock.  Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 7, 2008 for the following purposes: (1) to elect four directors to serve until the 2009 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, and (2) to ratify the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the year ending January 31, 2009.

The following persons were elected as directors of the Company to serve until the 2009 Annual Stockholders’ Meeting, or until their successors are duly elected and qualified, with the votes indicated below:

Director	Votes For	Votes Withheld
John Blair	36,445,249	0
Kristin Bowman	36,445,249	0
Mark Kalow	36,445,249	0
John Stringer	36,445,249	0

The proposal to ratify the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending January 31, 2009 was approved and ratified by a vote of 36,445,249 shares for and no shares against.

Item 5 - Other Information

None

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro *(17)

10.27	Secured Note Purchase Agreement*(18)

10.28	Security Agreement*(18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)*(19)

10.30	Amendment to Executive Employment Agreement – McCaman*(18)

10.31	Sublease Agreement – Twin Dolphin Drive, California*(18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California*(20)

10.33	Variation to Employment Agreement – Bowman *(21)

10.34	Consultancy Agreement - Bowman*(21)

10.35	Amendment no. 1 to Convertible Note Purchase Agreement and Security Agreement*(22)

10.36	Amendment no. 2 to Convertible Note Purchase Agreement and Security Agreement*(23)

10.37	Amendment no 1. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)	X

10.38	Executive Employment Agreement – Andrew L. Wood *(24)

10.39	Amendment No. 2 to Executive Employment Agreement – Jonathan J. McCaman *(24)

14.1	Code of Business Conduct and Ethics *(18)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

(++)	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Reports on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 12, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
*(17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007
*(18)	Previously filed with the Commission in the Company’s Current Report on Form 10-KSB filed on April 30, 2008
*(19)	Previously filed with the Commission in the Company’s Current Report on Form 10-QSB/A filed on December 5, 2007
*(20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
*(21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008
*(22)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on July 7, 2008
*(23)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 15, 2008
*(24)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 15, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: September 15, 2008	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

By:	/s/ Jonathan J. McCaman
Jonathan J. McCaman Mr. Jonathan J. McCaman Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)