Form 10-Q
period 2008-10-31
PUREDEPTH, INC.
filed 2008-12-12
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
       Yes [  ]            No [X]

As of December 12, 2008, 68,866,352 shares of Issuer’s common stock, $0.001 par value, were outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2008	January 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$8,654,424	$429,726
Restricted cash	15,000	78,499
Accounts receivable, net	51,569	12,000
Inventory	109,908	-
Other current assets	219,793	152,276
Total current assets	9,050,694	672,501

Property and Equipment, net	277,518	382,300

Other Assets
Intellectual property, net	2,650,873	2,564,260
Other assets	45,949	40,000

Total Assets	$12,025,034	$3,659,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$302,059	$379,556
Accrued expenses	360,280	865,641
Accrued interest	109,776	7,253
Notes payable – current portion	131,480	135,870
Deferred revenue – current portion	939,757	750,000
Convertible debt, net of discount	3,831,912	-
Other current liabilities	13,646	-
Total current liabilities	5,688,910	2,138,320

Long Term Liabilities
Notes payable	303,720	312,309
Long term debt	-	100,000
Deferred revenue	11,255,001	2,033,654
Other long term liabilities	15,000	-
Total Liabilities	17,262,631	4,584,283

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,572,235 and 68,483,979 issued and outstanding	68,573	68,484
Additional paid in capital	34,952,241	34,155,297
Accumulated other comprehensive loss	(489,844)	(706,421)
Accumulated deficit	(39,768,567)	(34,442,582)
Total stockholders' deficit	(5,237,597)	(925,222)

Total Liabilities and Stockholders' Deficit	$12,025,034	$3,659,061

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenue
Licensing	$213,895	$187,500	$590,895	$562,500
Services	-	32,088	110,052	67,087
Product sales	180,000	77,000	231,750	207,317
Total revenue	393,895	296,588	932,697	836,904

Cost of licensing	82,732	80,634	244,019	234,603
Cost of services	-	32,256	87,473	57,776
Cost of product sales	230,116	65,023	290,532	184,565
Total cost of revenue	312,848	177,913	622,024	476,944
Gross margin	81,047	118,675	310,673	359,960

Operating Expenses
Depreciation	32,192	30,348	96,545	68,810
Research and development	560,233	701,284	1,613,075	1,870,661
Sales and marketing	581,074	504,625	784,138	1,400,713
General and administrative	886,890	1,150,831	2,609,144	4,127,035
Total operating expenses	2,060,389	2,387,088	5,102,902	7,467,219

Loss from operations	(1,979,342)	(2,268,413)	(4,792,229)	(7,107,259)

Other Income (Expense)
Interest income	44,679	29,122	54,811	177,292
Interest expense	(105,610)	(14,041)	(240,176)	(41,804)
Foreign exchange loss	(285,183)	(78,532)	(348,866)	(145,305)
Other income	475	470	475	362
Total other income (expense)	(345,639)	(62,981)	(533,756)	(9,455)

Loss before income taxes	(2,324,981)	(2,331,394)	(5,325,985)	(7,116,714)

Income tax provision	-	-	-	-
Net loss	$(2,324,981)	$(2,331,394)	$(5,325,985)	$(7,116,714)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.11)
Weighted average shares outstanding	68,572,235	67,424,122	68,498,042	66,953,379

Comprehensive Loss
Net loss, per statement of operations	$(2,324,981)	$(2,331,394)	$(5,325,985)	$(7,116,714)
Foreign exchange gain	174,122	62,122	216,577	62,122
Comprehensive net loss	$(2,150,859)	$(2,269,272)	$(5,109,408)	$(7,054,592)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	October 31, 2008	October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,325,985)	$(7,116,714)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	340,564	303,413
Loss on disposal of assets	1,314	-
Stock-based compensation expense	567,055	763,290
Marketable securities	-	(44,247)
Non-cash interest expense		(2,822)
Amortization of debt discount	137,178	-
Changes in operating assets and liabilities:
Accounts receivable	(39,569)	(97,013)
Restricted cash	63,499	(16,952)
Inventory	(109,908)	-
Other assets	(73,466)	(46,149)
Accounts payable	(77,497)	74,288
Deferred revenue	9,411,104	(562,500)
Accrued expenses	(505,361)	332,348
Accrued interest	102,523	41,604
Other liabilities	28,646	-
Net cash provided by (used in) operating activities	4,520,097	(6,371,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	-	(999,631)
Proceeds from the maturity of securities	-	4,016,000
Proceeds from sale of fixed assets	14,946	-
Purchases of fixed assets	(8,025)	(152,997)
Expenditures for intellectual property	(330,630)	(260,986)
Net cash provided by (used in) investing activities	(323,709)	2,602,386

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	24,712	694,104
Proceeds from convertible debt	3,800,000	-
Borrowings on capital lease and short term financing		14,859
Principal payments on notes payable	(12,979)	(826)
Net cash provided by financing activities	3,811,733	708,137
Effect of exchange rate on cash	216,577	62,122

Net increase (decrease) in cash and cash equivalents	8,224,698	(2,998,809)
Cash and cash equivalents at beginning of period	429,726	5,279,878
Cash and cash equivalents at end of period	$8,654,424	$2,281,069

NON CASH DISCLOSURES:
Advance on convertible debt	$100,000	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PureDepth, Inc. (“the Company") are presented in accordance with the requirements for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.   The accompanying condensed consolidated balance sheet as of January 31, 2008, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The interim period financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Commission on April 30, 2008.  Those statements contain a summary of significant accounting policies.

In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the years ended January 31, 2008 and 2007.  Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Certain balances in the prior periods have been reclassified to conform to the presentation adopted in the current period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which as of October 31, 2008 contemplated continuation of the Company as a going concern. The report from the Company’s independent auditors on the financial statements for the year ended January 31, 2008 includes an explanatory paragraph indicating there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s operations have resulted in operating losses to date and are expected to continue to have operating losses in the year ending 2009.

On September 10, 2008, the Company entered into an amendment (the “Amendment”) to the Patent and Technology License and Technology Transfer Agreement (“License Agreement”) with International Game Technology (IGT) dated October 13, 2006.  Pursuant to the terms of the Amendment, among other consideration, the Company received an advance, non-refundable payment of licensing fees from IGT in the amount of ten million dollars ($10,000,000).  The Company believes that the advance, non-refundable payment of licensing fees allows the Company to effectively address its going concern issues for the remainder of the year ending January 31, 2009 and into the year ending January 31, 2010.  See Note 6 – Deferred Revenue in this Quarterly Report on Form 10-Q for further information on our deferred revenue.

In addition to its receipt of the advance, non-refundable payment of licensing fees, the Company raised $3.9 million during the nine months ended October 31, 2008 in secured convertible debt from its majority shareholder.  The Company may continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility.

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

Inventories:	October 31, 2008	January 31, 2008
Raw materials	$15,679	$-
Work-in-progress	75,468	-
Finished goods	18,761	-

Total inventories	$109,908	$-

Note 4 - Intellectual Property

Intellectual property consists of the following:

	October 31, 2008	January 31, 2008
Acquired patent rights	$2,299,509	$2,299,509
Software development costs	70,456	70,456
Patent registration costs	2,730,512	2,399,880
Less: accumulated amortization	(2,449,604)	(2,205,585)

Intellectual property, net	$2,650,873	$2,564,260

Amortization of intellectual property is included in licensing cost of sales.   For the three months ended October 31, 2008 and 2007 amortization expense totaled $82,732 and $80,634, respectively and for the nine months ended October 31, 2008 and 2007 amortization expense totaled $244,019 and $234,603, respectively.

Amortization expense for the next five years is summarized in the following table:

Years ending January 31,
2009	$89,119
2010	333,136
2011	333,136
2012	169,294
2013	136,526
Thereafter	1,589,662
Total	$2,650,873

Note 5 - Notes Payable and Convertible Notes

Notes Payable

The Company had the following obligations outstanding:

	October 31, 2008	January 31, 2008

Notes payable excluding imputed interest to date at 10%,
payable in equal annual installments of $175,000 through
January 31, 2011 and secured by intellectual property	$435,200	$435,200
Other	-	12,979
Less: current portion	(131,480)	(135,870)

Total long term notes payable	$303,720	$312,309

   Future maturities of long term debt excluding imputed interest are as follows:

Years ending January 31,
2009	$131,480
2010	144,628
2011	159,092
Total	$435,200

Secured Convertible Debt and Related Instruments

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company executed a Convertible Note Purchase Agreement (“Note Purchase Agreement” or “notes”) with K One W One Ltd., a majority shareholder and accredited investor, whereby the Company issued $3.9 million in secured convertible promissory notes (the “Convertible Notes”). These notes bear an interest rate of 8% per year, which accrues starting on October 4, 2008, and mature on February 4, 2009. The Company intends to use the proceeds for general corporate purposes, including working capital. This financing was a private placement with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to a Security Agreement dated February 4, 2008, as amended on July 4, 2008 and August 12, 2008, by and between the Company and the Purchaser (the “Security Agreement”); the Convertible Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property. The principal and interest due on the Convertible Notes are payable on the maturity date, subject to earlier conversion due to a Qualified Financing event, as defined in the Convertible Notes. At the option of the holder, principal and interest due on the Convertible Notes is payable either in cash or in common stock. The price per share of common stock for any such conversion shall be equal to an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to the date of the signing of the Agreement (or, in the case of Convertible Notes issued on or after July 4, 2008, the date of issuance of such Convertible Notes), as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of October 31, 2008, the Company is not in default.

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

The value assigned to the Convertible Notes and the related debt features on issuance as of October 31, 2008 is the following:

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
February 4, 2008	$1,000,000	$52,632	$947,368
March 14, 2008	2,000,000	105,263	1,894,737
July 5, 2008	400,000	21,053	378,947
August 12, 2008	500,000	26,315	473,685
Total	$3,900,000	$205,263	$3,694,737

The amortized debt discount associated with the embedded conversion feature was recorded to interest expense in the amount of $63,973 and $137,178 for the three and nine months ended October 31, 2008, respectively.

If the aggregate principal amount owing under the Convertible Notes is converted, the Company will issue 12,786,625 shares of Common Stock, which may be adjusted based upon the conversion purchase price formula pursuant to the terms of the Convertible Note.  If the Notes are not converted, the principal and accrued interest will be due on February 4, 2009.

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

Note 6 - Deferred Revenue

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

Note 7 - Stockholders’ Deficit

Stock warrants

The following table summarizes common stock warrant activity for:

	Nine Months Ended October 31, 2008		Twelve Months Ended January 31, 2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	17,290,468	$1.15	19,404,660	$1.12
Issued	-	-	-	-
Exercised	-	-	(205,202)	$0.87
Expired	-	-	(1,908,990)	$0.87
Outstanding at end of period	17,290,468	$1.15	17,290,468	$1.15
Exercisable at end of period	17,290,468	$1.15	17,290,468	$1.15

Included in the total outstanding warrants for the nine months ended October 31, 2008 and the twelve months ended January 31, 2008 are A-warrants to purchase 9,147,613 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

The Company values warrants issued as compensation at the fair value determined on the date of grant using the Black-Scholes valuation model and the same assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement.  See Stock option plan note for related discussion and assumptions.

Stock option plan

At October 31, 2008, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan Number 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in U.S. dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in the nine months ended October 31, 2008 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 3.5 to 5.5 years for stock options and 1.5 years for stock warrants.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

Significant Assumptions	Nine Months Ended October 31, 2008	Twelve Months Ended January 31, 2008
Expected volatility	70%	70%
Expected forfeiture rate	30%	30%
Expected dividend yield	0%	0%
Expected term (in years)	3.5 to 5.5	3.5 to 5.0
Risk-free rate	2.38% to 3.19%	2.94% to 5.03%

The following table summarizes common stock option activity under the plan for:

	Nine Months Ended October 31, 2008		Twelve Months Ended January 31, 2008
Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,002,429	$0.74	12,815,411	$0.68
Granted	7,085,000	$0.28	4,177,501	$1.21
Exercised	(88,256)	$0.27	(2,121,395)	$0.28
Forfeited and cancelled	(2,301,436)	$1.37	(2,869,088)	$1.48
Outstanding at end of period	16,697,737	$0.46	12,002,429	$0.74
Exercisable at end of period	9,268,890	$0.45	8,684,732	$0.53

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2008:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.27 to $0.44	14,240,670	5.27	$0.28	$0.0	8,226,088	$0.28	$0.0
$0.48 to $2.07	1,713,400	5.91	$1.03	$0.0	570,884	$1.12	$0.0
$2.20 to $2.95	533,400	5.11	$2.25	$0.0	316,717	$2.26	$0.0
$3.03 to $3.51	210,267	4.93	$3.40	$0.0	155,201	$3.40	$0.0
Totals	16,697,737	5.32	$0.46	$0.0	9,268,890	$0.45	$0.0
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.19 as of October 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  There were no in-the-money stock options exercisable as of October 31, 2008.  At October 31, 2008, 9,268,890 options were exercisable with a weighted-average exercise price of these options was $0.45. Of the 22,241,260 shares of common stock reserved for issuance under its 2006 Stock Incentive Plan, 16,697,737 options were outstanding, 2,798,821 options have been exercised and 2,744,702 options are available for grant at October 31, 2008.

The stock-based compensation cost for options issued in the three months ended October 31, 2008 and 2007 was $190,148 and $376,617, respectively.  The stock-based compensation cost for options issued in the nine months ended October 31, 2008 and 2007 was $567,055 and $763,290, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at October 31, 2008 associated with employee and director stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of 2.8 years.

Note 8 – Major Customer

One customer accounted for 100% and 99% of the Company’s licensing revenues in the three and nine months ended October 31, 2008, respectively.  The same customer accounted for 100% of the Company’s licensing revenues in the three and nine months ended October, 31 2007 and the entire ending balance of deferred revenue at October 31, 2008 and January 31, 2008.

Note 9 – Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, warrants and employee stock options. Diluted net loss per share for the three and nine months ended October 31, 2008 and 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, warrants and employee stock options is anti-dilutive. The components of basic and diluted net loss per share were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Numerator:
Net loss per share, basic and diluted	$(2,324,981)	$(2,331,394)	$(5,325,985)	$(7,116,714)

Denominator:
Weighted average shares outstanding, basic and diluted	68,572,235	67,424,122	68,498,042	66,953,379

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.11)

The Company excluded the following shares from the denominator of the diluted net loss per share calculation as the effect of including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Convertible notes	12,786,625	-	12,786,625	-
Warrants	17,290,468	17,290,468	17,290,468	17,290,468
Employee stock options	19,496,558	12,982,912	16,697,737	12,982,912

Note 10 - Related Party Transactions

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

On June 9, 2008, the Company entered into a variation to employment agreement and a consultancy agreement with Ms. Kristin Bowman, Senior Vice President, Customer and Business Development of PureDepth Incorporated Limited, the Company’s New Zealand subsidiary (“PDIL”), and a director of the Company, relating to her separation from employment with the Company.  The terms of the variation to employment agreement, which amend her Employment Agreement dated March 31, 2005, were generally effective as of April 17, 2008 and provide for a reduction in Ms. Bowman’s work hours to 8 hours per week, with a corresponding reduction in her salary, and the remainder of her previously scheduled weekly work hours taken as vacation pay until her accrued vacation pay is exhausted.  The agreement also provided for the resignation of Ms. Bowman’s position with, PDIL effective June 14, 2008.  Ms. Bowman did not resign as a director of the Company.   The terms of the consultancy agreement were effective after the effective date of Ms. Bowman’s resignation on June 14, 2008 and call for Ms. Bowman to consult with PureDepth’s executive management team without charge for up to 20 hours per calendar quarter with any additional hours to be charged at a rate of USD$150 per hour until January 31, 2009, after which she will be entitled to $150 per hour for all consultancy to the Company or it subsidiaries. The agreement may be terminated by either party with six months notice.  Pursuant to the consultancy agreement, Ms. Bowman’s option agreement was also amended to provide that in the event Ms. Bowman ceases to serve as a director, officer, employee or consultant of the Company, she will have until the earlier of (i) 365 days from the date of such termination or (ii) March 31, 2011 to exercise all or any part of her vested options.

On August 27, 2008, the Board of the Company appointed Andrew L. Wood (‘Andy”) as Chief Executive Officer (CEO) and director of the Company effective September 8, 2008 and entered into an executive employment agreement with Mr. Wood providing for his future compensation and benefits.  Mr. Wood will earn an annual base salary of $250,000 per year, will participate in a performance-based compensation (“Bonus”) plan, was granted options to purchase 3,400,000 shares of the Company’s common stock (the “Option”) and will be provided customary and usual fringe benefits generally available to employees of the Company, subject to the terms and conditions of the Company’s benefit plan documents and policies.  Mr. Wood’s participation in the Bonus plan is based on criteria of such performance objectives (the “Goals”) defined by Mr. Wood and the Compensation Committee of the Board during the first month following Mr. Wood’s commencement of employment.  Although there is no minimum guaranteed bonus, Mr. Wood will be eligible to earn an aggregate annual bonus of up to one hundred twenty five thousand dollars ($125,000), payable at Mr. Wood’s election in either cash, a common stock award under the Company’s 2006 Stock Incentive Plan (the “Stock Plan”) or a combination of both, in connection with the achievement of the goals.  Mr. Wood’s option will vest monthly over four (4) years with the measuring period beginning on August 27, 2008 so long as Mr. Wood continues to be employed by the Company or any of its subsidiaries.  The exercise price of the option granted was the closing price of the Company’s common stock on September 24, 2008, the date of grant, as reported by the OTC Bulletin Board.  Mr. Wood’s termination benefits are as follows:  In connection with a termination by the Company of Mr. Wood’s employment Without Cause (as defined in the Agreement and which may include a voluntary resignation by Mr. Wood in certain circumstances following a Material Adverse Change (as defined in the Agreement)), the Company shall pay Mr. Wood an amount equal to his then effective base salary for a period of six (6) months, payable in equal installments in accordance with the Company’s regular payroll schedule; and if such termination Without Cause takes place on or within twelve (12) months following the effective date of a Change of Control (as defined in the Agreement), Mr. Wood shall also become vested in 50% of the shares subject to any options to purchase Company common stock then held by him.  Receipt of the foregoing termination benefits will be contingent upon Mr. Wood’s execution of a general release of claims.

Pursuant to bonus arrangements approved by the Board of Directors on September 4, 2008, upon the Company’s execution of the amendment to the Patent and Technology License and Technology Transfer Agreement with International Game Technology on September 10, 2008 and its receipt of a prepaid royalty payment in connection therewith on September 11, 2008, Mr. McCaman was paid a cash bonus of $100,000 and was granted an option to purchase 50,000 shares of the Company’s common stock.  The exercise price of the option was equal to the closing price of the Company’s common stock on the option grant date as reported by the OTC Bulletin Board, and the option is fully vested as of the date of grant.

On September 12, 2008, the Company and Mr. McCaman entered into a second amendment to Mr. McCaman’s employment agreement in connection with his resignation as President of the Company effective September 12, 2008.  The amendment provided that Mr. McCaman’s base annual salary will remain at $210,000 and that effective beginning September 1, 2008, Mr. McCaman will be eligible for an executive incentive bonus in an amount up to 12.5% of his then current annual base salary per fiscal quarter, with payment of any such bonus to be based upon the achievement of key performance indicators to be mutually determined by Mr. McCaman and the Board’s Compensation Committee on a schedule determined by the parties.  Pursuant to the bonus arrangements in the prior agreement which are being replaced by the amendment, Mr. McCaman was paid $25,000 in respect of the three months ended July 31, 2008.  Also pursuant to the prior agreement and acknowledged in the amendment, Mr. McCaman was granted on September 24, 2008 an option to purchase 75,000 shares of the Company’s common stock (the “Bonus Option”).  The Bonus Option will vest quarterly over three (3) years, subject to the certain acceleration of vesting described below.  The Bonus Option will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  Pursuant to the amendment, all unvested options which were initially granted to Mr. McCaman on or prior to October 1, 2008, including the Bonus Option, will immediately vest in the event of a “Change of Control” (as defined in the employment agreement).  Any options which are initially granted to Mr. McCaman after October 1, 2008 will vest with respect to 50% of the shares subject to such options in the event that Mr. McCaman is terminated without Cause (as defined in the employment agreement, and which for these purposes may include a voluntary resignation by Mr. McCaman in certain circumstances following a Material Adverse Change (as defined in the Agreement) on or within twelve months following the effective date of a Change of Control. The grant of any such subsequent options will be at the sole discretion of the Board of Directors (or Compensation Committee thereof), and Mr. McCaman waived any rights to equity of the Company (other than options then held by him and the Bonus Option) with respect to the prior terms of his employment agreement.

Note 11 - Subsequent Events

On November 10, 2008, the Company entered into a Deed of Variation of Leases and Rent Reviews (the “Agreement”) with Lionel Cranston Joyce and Kevin George Ogles, as trustees of the First Five Trust (the “Landlord”) for its New Zealand Research and Development premises at 24 Morrin Road, Panmure, Auckland.  The Agreement amends each of the Deed of Lease dated May 31, 2006 (the “First Lease”) and the Deed of Lease dated May 31, 2006 (the “Second Lease” and together with the First Lease, the “Lease”), the initial terms of which were to expire on October 31, 2008.  Pursuant to the Agreement, the renewal terms of each Lease have been revised to provide for two renewal terms of three years.  The first renewal term, during which the annual rent payable under the First Lease will be USD$22,650 (plus GST) in respect of the First Lease and USD$21,000 (plus GST) in respect of the Second Lease, will commence on November 1, 2008 and expire on October 31, 2011.  The second term will, if exercised, commence on November 1, 2011 and expire October 31, 2014.  The Company may cancel the lease agreement without further liability during the period of any renewed lease term upon the giving of six months notice in writing to the Landlord.  The Agreement also amends the Leases to provide that there will be a rent review in each of 2008, 2010 and 2012, and releases K One W One Limited from the covenants in the Leases and the Agreement and all and any claims existing or arising later in respect thereto.

On November 13, 2008, the Company sold and issued to Dr. David Teece 294,117 shares of the Company’s Common Stock, $0.001 par value per share at a purchase price of $0.17 per share or an aggregate purchase price of approximately $50,000.   The per share purchase price is equal to ninety percent (90%) of the average of the daily volume-weighted average price of the Company’s common stock, as quoted on the OTCBB, over the ten (10) trading days prior to November 13, 2008, the date of this transaction.  The 294,117 shares sold and issued to Dr. Teece have not been registered under the Securities Act of 1933 and Dr. Teece has been represented to the Company as an accredited investor as defined by Rule 501 under the Securities Act.

On November 25, 2008, Mr. John Stringer resigned as a member of the Board of Directors and as the Chairman of the Compensation Committee.

On November 25, 2008, Dr. David Teece was appointed by the Board of Directors to fill the resulting vacancy on the Board.  Dr. Teece will receive cash compensation for his services as a member of the Board according to the Company’s director compensation policy approved by the Board on April 5, 2007.   In addition, Dr. Teece received an option grant to purchase an aggregate of 375,000 shares of the Company’s common stock pursuant to the Company’s 2006 Stock Incentive Plan, as amended, with an exercise price of $0.18, which was equal to the closing price of the Company’s common stock on November 25, 2008, the grant date of the option, as reported by the OTC Bulletin Board.  The shares subject to the option will vest over three years subject to Dr. Teece’s continued service to the Company, with one-sixth of the shares subject to the option vesting six months from November 25, 2008, and one-twelfth of the shares subject to the option vesting each three months thereafter.

On November 25, 2008, the Board of Directors appointed Mr. Mark Kalow as the Chairman of the Compensation Committee.  Mr. Kalow will receive director compensation for his role as Chairman of the Compensation Committee according to the Company’s director compensation policy approved by the Board on April 5, 2007.  Mr. Kalow will also continue to serve as the Chairman of the Audit Committee.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

This Quarterly Report of PureDepth, Inc. on Form 10-Q contains certain “forward-looking statements” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies.  These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports.  Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Quarterly Report.

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

We maintain two facilities, our U.S. corporate headquarters in Redwood City, California and our research and development center in Auckland, New Zealand.  Our facility lease in New Zealand expired in October 2008, we subsequently entered into a new agreement to provide for two renewal terms of three years with the first term commencing on November 1, 2008 and expiring on October 31, 2011.  The second term will, if exercised, commence on November 1, 2011 and expire October 31, 2014.  We signed a four year lease in a new location in Redwood City, California which started in February 2008.  Due to our reduction in headcount and our cost reduction efforts, we subsequently subleased the new office space to a sub lessee for a two year term commencing in June 2008 at terms similar to our obligations.  In May 2008 we signed a new two year lease in a new location in Redwood City, California and we relocated our U.S. corporate headquarters to this new location.

We have reduced the number of worldwide employees from a high of 46 employees during the year ending 2008 to a level of 28 full time employees at October 31, 2008.  During the three months ended October 31, 2008, we hired a Chief Executive Officer (“CEO”) to fill the vacant CEO position.  The new CEO along with four continuing employees are located at our U.S. corporate headquarters in Redwood City, California and the remaining 23 employees are located at our research and development facility in Auckland, New Zealand.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements. We will continue to monitor our staffing levels in both the U.S. corporate headquarters and our New Zealand research and development facility and if necessary, make changes in relation to our business strategy and customer activity.

The report from our independent auditors on our financial statements for the year ending 2008 includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.  Our operations have resulted in operating losses to date and are expected to continue to have operating losses in the year ending 2009.

On September 10, 2008 we entered into an amendment to the Patent and Technology License and Technology Transfer Agreement with International Game Technology (IGT) dated October 13, 2006.  Pursuant to the amendment, we have agreed to an automatic renewal term of ten years after expiration of the initial five year term of the original license agreement.  Upon execution of the amendment, IGT made an advance, non-refundable payment of licensing fees to us in the amount of $10 million.  Among other additional terms, IGT agreed to modify the royalty schedule for the extended term and redefined the existing limited worldwide license rights of the Company’s technology and patents to develop, manufacture, market, sell, and distribute products for use in wager-based gaming.  We believe that the advance, non-refundable payment of licensing fees allows us to effectively address our going concern issues for the remainder of the year ending January 31, 2009 and into the year ending January 31, 2010.

In addition to our receipt of the advance, non-refundable payment of licensing fees, we raised $3.9 million during the nine months ended October 31, 2008 in secured convertible debt from our majority shareholder.  We may also continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock

The funds from the non-refundable payment of licensing fees under the Amendment and the secured convertible debt will be used to fund the our operations, continue our efforts to fulfill and promote existing customer agreements with Sanyo Electric Corporation (Sanyo), International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and expand our customer base to diversify our sources of licensing revenue.  The funds may also be used to minimize the Company’s current or future debt obligations.

Results of Operations

For the three months ended October 31, 2008, we reported net losses of $2.3 million which is consistent when compared to the $2.3 million reported in the three months ended October 31, 2007. For the nine months ended October 31, 2008, we reported net losses of $5.3 million representing a decrease in our net loss of $1.8 million when compared to the $7.1 million reported in the nine months ended October 31, 2007.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  Our operations have not generated net income to date and are not expected to do so in the year ending 2009.

Licensing Revenue and Cost of Licensing

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%

Licensing revenue	$214	$188	$26	14%	$591	$563	$28	5%
Cost of licensing	83	81	2	2%	244	235	9	4%

Gross margin - $	$131	$107	$24		$347	$328	$19
Gross margin - %	61%	57%			59%	58%

We are a party to patent and technology license and technology transfer agreement as recently amended (collectively, the “IGT Agreement”) with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. In aggregate, we have received advance, non-refundable payments of license fees of $13.75 million under the terms of the agreement.  Substantially all of our licensing revenue for the three and nine months ended October 31, 2008 consisted of the amortization of these advance non-refundable payments which began in October 2006.  The increase in the amount of licensing revenue in the three months and nine months ended October 31, 2008 when compared with the corresponding periods in the prior year is due to the receipt of the additional $10.0 million in advance, non-refundable payments of license fees during the three months ended October 31, 2008.  The balance of the advance on licensing revenues is recorded as deferred revenue and will continue to be earned over the remaining term of the agreement.

Our patent and technology licensing agreements provide royalties to us when our customers sell or ship products incorporating our MLD technology.   Except for advanced, non-refundable payments, we do not recognize licensing revenues until our customers sell or ship their products incorporating MLD technology.  Therefore, a majority of our potential licensing revenue is dependent upon our customers’ sales and marketing programs.  In the nine months ended October 31, 2008 we recognized a nominal amount of licensing revenue from customer shipments in addition to the amortization of the IGT advance, non-refundable payments.  We will recognize additional licensing revenue from IGT and may receive additional licensing revenue from other customers in the remainder of year ending 2009; however, we have no control over the timing or success of our customers’ sales or marketing programs.

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

Services Revenue and Cost of Services

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%

Services revenue	$-	$32	$(32)	(100%)	$110	$67	$43	64%
Cost of services	-	32	(32)	(100%)	87	58	29	50%

Gross margin - $	$-	$-	$-	-%	$23	$9	$14
Gross margin - %	-	-			21%	13%

We had no services revenue in the three months ended October 31, 2008.  Our services revenue in the nine months ended October 31, 2008 consisted entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  We believe that services revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services represents direct labor and overhead costs of providing the respective services.   We expect cost of services to fluctuate with changes in services revenues and the related gross margins to improve as the volume of services revenues increase.

Product Sales Revenue and Cost of Product Sales

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%

Product sales revenue	$180	$77	$103	134%	$232	$207	$25	12%
Cost of product sales	230	65	165	254%	291	185	106	57%

Gross margin - $	$(50)	$12	$(62)		$(59)	$22	$(81)
Gross margin - %	(28%)	16%			(25%)	11%

Product sales represent sales of MLD components and prototypes of MLD-enabled display devices to existing and potential licensing customers. We design and manufacture MLD components and MLD prototypes specifically for sale to these customers, who use them in their manufacturing process or to develop, test and promote MLD applications in their products.  The increase in product sales revenue is due to an increase in MLD component sales to an IGT subassembly vendor who manufactured and sold MLD products during the three months ended October 31, 2008.  Our entire product sales revenue in the three and nine months ended October 31, 2008 was derived from component sales to the IGT subassembly vendor.  We expect product sales revenue of our MLD component and prototypes of MLD-enabled display devices will fluctuate and may increase as our customers launch and market their MLD products and as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2009.

Cost of product sales represents materials, sub-contractor services, direct labor and overhead costs of assembling the components or prototypes at subcontractor’s facilities or at our research and development facility in Auckland, New Zealand.  We have minimal to negative margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual or unique assembly.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. In addition, we intend to outsource more of the assembly with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the year ending 2009.

Operating Expenses

	Three Months Ended						Nine Months Ended
	October 31,				Change		October 31,				Change
($ in thousands)	2008	% of Total	2007	% of Total	$	%	2008	% of Total	2007	% of Total	$	%

Depreciation	$32	2%	$30	1%	$2	7%	$97	2%	$69	1%	$28	41%
Research and development	560	27%	701	30%	(141)	(20%)	1,613	32%	1,870	25%	(257)	(14%)
Sales and marketing	581	28%	505	21%	76	15%	784	15%	1,401	19%	(617)	(44%)
General and administrative	887	43%	1,151	48%	(264)	(23%)	2,609	51%	4,127	55%	(1,518)	(37%)

Total operating expenses	$2,060	100%	$2,387	100%	$(327)	(14%)	$5,103	100%	$7,467	100%	$(2,364)	(32%)

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  For the three months ended October 31, 2008 and 2007, our stock-based compensation totaled $0.2 million and $0.4 million, respectively.  For the nine months ended October 31, 2008 and 2007, our stock-based compensation totaled $0.6 million and $0.8 million, respectively.  We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the nine months ended October 31, 2008, we expensed stock-based compensation of approximately $148,000 in research and development, $11,000 in sales and marketing, and $408,000 in general and administrative operating expense categories.

Depreciation.  The increase in depreciation is primarily the result of depreciation on capitalized purchases of fixed assets in prior periods that are being depreciated over their respective useful lives of 24 to 36 months.  Depreciation expense is not expected to increase proportionately with revenue or total operating expenses as it is unlikely we will need to make significant purchases of fixed assets in the foreseeable future.

Research and development.  Research and development expenses consist primarily of personnel salary and benefits, travel, materials, consultant fees and stock-based compensation.  The decrease in research and development expenses for the three and nine months ended October 31, 2008 is primarily due to cost cutting measures implemented at the end of the year ended 2008 for travel, materials, consultants and general operating costs.  Decreases of $0.2 million and $0.5 million in the three and nine months ended October 31, 2008, respectively, in travel, materials, consultants, and project expenses were offset by increases of $26,000 and $0.2 million, respectively, in personnel salary and benefits and stock-based compensation as we used our employees to administer our research and development projects in place of outside consultants.  Patent legal costs increased $8,000 and $31,000 in the three and nine months ended October 31, 2008, respectively, due to a new patent issuance and additional patent legal reviews related to potential and existing licensing arrangements.  Other fluctuations in research and development expenses during the three and nine months ended October 31, 2007 were consistent or slightly below the amounts in the corresponding prior year periods.

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

Sales and marketing.  Sales and marketing expenses consist primarily of personnel salary and benefits, travel, tradeshows, consultant fees and stock-based compensation.  For the three months ended October 31, 2008 our sales and marketing expenses consisted primarily of non-recurring consulting fees paid for customer support and marketing services.  The decrease in sales and marketing expenses for the nine months ended October 31, 2008 is due to the reduction in employees and cost cutting measures implemented at the end of the year ended 2008 with additional cost cutting efforts and staff reductions in the three months ended April 30, 2008.  As of October 31, 2008, we had no full-time sales and marketing employees.  For the nine months ended October 31, 2008 the net decrease of $0.6 million from the corresponding period of the prior year is the net result of approximately $1.1 million in decreases in personnel salary, travel, stock-based compensation and other marketing expenses offset by $0.5 million in non-recurring consultant fees paid in the three months ended October 31, 2008.

We expect sales and marketing expenses to be a smaller percentage of overall operating costs for the remainder of year ending 2009.  We expect that sales and marketing activities will consist primarily of outside services and be narrowly focused on opportunities with our current customers or identified potential customers with near term revenue opportunities.  We also expect that all sales and marketing costs will be minimized until we more fully understand how we will accelerate our strategy with the recently received funding.

General and administrative.   General and administrative expenses consist primarily of personnel salary and benefits, travel, capital raising costs, insurance, stock-based compensation, and professional fees related to our public company filing requirements.  The decrease in general and administrative expenses for the three and nine months ended October 31, 2008 of $0.3 million and $1.5 million from the prior year corresponding periods is primarily due to staff reductions, the past vacancy in our CEO position and other executive level positions, general cost cutting measures, relocation to a smaller corporate office in Redwood City, California and the resolution of matters related to our registration statement and other of our public filing requirements at the end of the year ended 2008.  Fluctuations in other general and administrative expenses for the three and nine months ended October 31, 2008 were consistent with the prior year corresponding periods.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase depending on our need to rely upon external professionals for these services.  We may also experience increased legal and capital raising cost associated with any capital raising activities we may continue to undertake in the remainder of the year ending 2009.  We anticipate that any unavoidable increases in general and administrative expenses in the remainder of year ending 2009 may be offset with our ongoing cost cutting measures.

Other Income and Expense

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%

Interest income	$45	$29	$16	55%	$55	$177	$(122)	(69%)
Interest expense	(106)	(14)	(92)	(657%)	(240)	(42)	(198)	(471%)
Foreign exchange loss	(285)	(78)	(207)	(265%)	(349)	(145)	(204)	(141%)
Other expense	-	-	-	-	-	-	-	-

Total other income(expense), net	$(346)	$(63)	$(283)	(449%)	$(534)	$(10)	$(524)	(5,240%)

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous income or expense.  Interest income is earned on our cash balances.  Interest income was higher in the three months ended October 31, 2008 due to the receipt of advance, non-refundable payments of license fees resulting in larger cash resources.  We expect interest income to increase in the remainder of year ending 2009 based on our larger cash resources.   Interest expense is incurred on our notes payable and convertible debt.  Included in interest expense is the amortization of the debt discount associated with the embedded conversion feature of our convertible notes and is amortized over the life of the debenture or upon earlier conversion of the debenture using the effective yield method.  The increase in interest expense relates to our issuance of secured convertible notes in the three and nine months ended October 31, 2008 for the aggregate principal amount of $3.9 million.  We expect interest expense to increase in the year ending 2009 as a result of the continuation of and increases in the aggregate principal outstanding under the Convertible Notes or due to potential additional funding arrangements with interest requirements.  Our foreign exchange gains and losses result from transactions with our New Zealand subsidiaries, with our overseas customers and translation of our New Zealand subsidiaries into U.S. dollars.   The increase in the foreign exchange loss is due to the fluctuations in the international exchange rates with our subsidiaries in New Zealand and our overseas transactions in Asia.  We anticipate the foreign exchange loss will increase for the year ending 2009, but will not represent a significant amount in our total expenses.  Other expense was immaterial for the three and nine months ended October 31, 2008 and 2007 and is expected to be immaterial in the year ending 2009.

Liquidity and Capital Resources

We have funded our operations from inception through October 31, 2008 primarily through the sale and exercise of common stock and warrants, the use of advance, non-refundable payments of licensing fees and the issuance of secured convertible notes.  In the nine months ended October 31, 2008, net cash provided by operating activities was $4.5 million and an additional $3.8 million was provided by financing activities.  Our investing activities used cash of $0.3 million and consisted primarily of purchases of fixed assets and expenditures for intellectual property.  Our operating activities and asset purchasing activities were primarily funded by available cash of $0.4 million, the receipt of $10.0 million in advance, non-refundable payments of license fees and the issuance of $3.8 million in secured convertible notes during the nine months ended October 31, 2008.  Our ending cash balance at October 31, 2008 was $8.7 million.

Our available funds pursuant to the advance, non-refundable payments of license fees and the secured convertible debt will be used to fund our operations, continue our efforts on fulfilling and promoting the existing customer agreements with Sanyo Electric Corporation (Sanyo), International Game Technology (IGT) and Samsung Electronics Company, Ltd (Samsung) and expand our customer base to diversify our sources of licensing revenue. The funds may also be used to minimize our current or future debt obligations.

We have issued options to purchase 7,085,000 shares of our commons stock to employees and directors during the nine months ended October 31, 2008 pursuant to our 2006 Stock Incentive Plan.  As of October 31, 2008, we had options to purchase 16,697,737 shares of our common stock outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.46.  A total of 9,268,890 of the shares underlying such outstanding options are exercisable at October 31, 2008.  We had no in-the-money options at October 31, 2008.   We also have outstanding warrants to purchase 17,290,468 shares of common stock at a weighted average exercise price of $1.15.

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

Provision for State and Federal Income Taxes

From inception through October 31, 2008, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at October 31, 2008 and 2007.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the three and nine months ended October 31, 2008.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  At October 31, 2008 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the three and nine months ended October 31, 2008.

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

Obligations

Our obligations as of October 31, 2008 consisted of operating leases for facilities, a settlement agreement obligation accounted for as a note payable and secured convertible notes.  At October 31, 2008, minimum lease payments required under the operating leases amounted to $0.7 million and are payable through 2012. The note payable has a balance, including future interest, of approximately $0.5 million and is payable in equal annual installments of $175,000 through 2010. The aggregate principal amount of the secured convertible notes at October 31, 2008 totaled $3.9 million and is convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the secured convertible notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The secured convertible notes will accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the secured convertible note purchase agreement, each note holder has received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The secured convertible notes are secured by our assets.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting, as of January 31, 2008, relating to ineffective control environment for inadequate segregation of duties and information technology access as described in the our Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2008.

Changes in Internal Control over Financial Reporting

We continue to improve our internal control over financial reporting and disclosure controls and procedures related to our financial reporting.  One of the two material weaknesses identified by management in our Annual Report on Form 10-KSB for the year ended 2008 relating to inadequate controls to monitor management override was remediated as of April 30, 2008 with the implementation of a formal whistle blower policy and an employee notification and acknowledgment process.  Other than the foregoing, there has been no change in our internal control over financial reporting that occurred during the three months ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

               Because our cash balance and cash flow may not be sufficient to fund our future long-term operating expenses and the growth of our business, we may continue to consider additional financing or funding in order to finance our future losses.  Additional financing could be sought from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or our affiliates, or a credit facility.  In addition, additional funding could be sought from new or existing license partners in the form of royalty advances or other prepayment. In the nine months ended October 31, 2008, we entered into a Note Purchase Agreement with K1W1, our majority stockholder, which was subsequently amended on July 4, 2008 and August 12, 2008, pursuant to which we issued K1W1 notes in the aggregate principal amount of $3,900,000.  The notes will be convertible at a discount of five percent into the investment instruments we would issue pursuant to and upon any subsequent qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the notes may, at K1W1’s option, convert into our common stock at a five percent discount from a formula-derived market price, which will dilute existing shareholders.  In addition, pursuant to the Note Purchase Agreement, K1W1 received a three-year warrant to purchase a number of the instruments that are issued in the qualified financing equal to 10% of the aggregate principal under the Notes divided by the discounted price at which such Notes convert in a qualified financing.  If this warrant is exercised, the resulting issuance of instruments would also dilute the existing shareholders, including those investors which participated in the qualified financing.  In September 2008, we entered into an amendment to the Patent and Technology License and Technology Transfer Agreement with International Game Technology dated October 13, 2006, pursuant to which we received an advance, non-refundable payment of licensing fees in the amount of $10,000,000.

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

As of December 12, 2008, K1W1, our majority stockholder, possessed beneficial ownership of 36,664,355 shares of our common stock, or approximately 53% of our outstanding common stock, including 884,349 shares of common stock issuable upon exercise of warrants.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS OUR SECURITY REGISTRATIONS HAVE BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

In the year ending 2008, the number of shares available for resale on the OTC Bulletin Board increased and may continue to increase in the future.  As of December 12, 2008 shares of our outstanding common stock totaling 68,572,235 are eligible for resale without registration under Rule 144 of the Securities Act, subject to the limitations of that rule.  Additionally, we have registered on Form S-8 22,241,260 shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed on September 5, 2007.  In connection with our prior private placements and other arrangements with certain of our security holders, we have registered on Form SB-2/A, 21,463,423 shares of our outstanding common stock and 16,406,119 shares underlying outstanding warrants to purchase our common stock.  Any increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of the stock.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro *(17)

10.27	Secured Note Purchase Agreement*(18)

10.28	Security Agreement*(18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)*(19)

10.30	Amendment to Executive Employment Agreement – McCaman*(18)

10.31	Sublease Agreement – Twin Dolphin Drive, California*(18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California*(20)

10.33	Variation to Employment Agreement – Bowman *(21)

10.34	Consultancy Agreement - Bowman*(21)

10.35	Amendment no. 1 to Convertible Note Purchase Agreement and Security Agreement*(22)

10.36	Amendment no. 2 to Convertible Note Purchase Agreement and Security Agreement*(23)

10.37	Amendment no 1. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++) *(26)

10.38	Executive Employment Agreement – Andrew L. Wood *(24)

10.39	Amendment No. 2 to Executive Employment Agreement – Jonathan J. McCaman *(24)

10.40	Amendment No 1. to the IGT Patent and Technology License Transfer Agreement (++)	X

10.41	Deed of Variation of Leases and Rent Reviews dated November 10, 2008 (amending Deeds of Lease dated May 31, 2006) *(25)

14.1	Code of Business Conduct and Ethics *(18)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

(++)	Confidential treatment has been obtained as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 12, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
*(17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007
*(18)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on April 30, 2008
*(19)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB/A filed on December 5, 2007
*(20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
*(21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008
*(22)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 7, 2008
*(23)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 15, 2008
*(24)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 15, 2008
*(25)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 10, 2008
*(26)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-Q filed on September 15, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: December 12, 2008	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

By:	/s/ Jonathan J. McCaman
Mr. Jonathan J. McCaman Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)