Form 10-K
period 2009-01-31
PUREDEPTH, INC.
filed 2009-04-15
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[   ] Large accelerated filer                                                                                          [   ] Accelerated filer
[   ] Non-accelerated filer (Do not check if a smaller reporting company)           [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [   ] Yes   [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the registrant’s common stock as of July 31, 2008 was approximately $6,956,800. Shares of common stock held by each officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of  March 31, 2009, 68,991,352 shares of registrant’s common stock, $0.001 par value, were outstanding.

Documents incorporated by reference: None

PUREDEPTH, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

Special Note Regarding Forward-Looking Information

This Annual Report of PureDepth, Inc. on Form 10-K contains certain “forward-looking statements.” All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the various visual display markets; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; our ability to partner with product and manufacturing companies and content providers; the rate of adoption and sales of MLD visual displays and our software products; diversification of sources of licensing revenue; our expected gross margin from our MLD product sales; the future impact of our critical accounting policies; the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; and fluctuations in interest rate and foreign currencies.  These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports.  Such filings are available on our website, free of charge, at www.puredepth.com, but the information on our website does not constitute part of this Annual Report.

Company and Fiscal Year

As used herein, unless the context otherwise requires, PureDepth, Inc., together with its New Zealand subsidiaries PureDepth Limited and PureDepth Incorporated Limited, are referred to in this Annual Report on Form 10-K as the “Company,” “we,” “us” and “our.” References herein to the year ending 2010, and the years ended 2009 and 2008 mean the fiscal year ending January 31, 2010, and the fiscal years ended January 31, 2009 and January 31, 2008, respectively.

PART I

Item 1 - Business

Overview

We are a technology and licensing company focused on the visual display experience.  Our business is the development, marketing, licensing and support of our proprietary Multi-Layer Display (MLD™) technology and related products and services. Unlike other electronic display-based technologies, our MLD technology was created and designed based on how humans visualize the world.  Depth is a key component of everyday visualization and interaction, yet in the world today most of our information is displayed on technology that does not present what our eyes actually see. Unlike standard two-dimensional (2D) display technologies that utilize only a single-layer, our MLD technology utilizes two or more electronic display panels that are stacked and separated by actual depth.  We believe that when our MLD technology is incorporated into display products together with our development, content optimization and deployment software platform, this physical depth provides for distinct new ways in which to view, monitor and interact with visual information. In effect you can see depth where you should, eye-catching effects where you should, and yet can still work with traditional single –layer aspects (like text) when needed. The combined effect of our technology with our Platform approach brings a new dimension to visual experience-just like your eyes see.

Our technology has application in industries and markets where electronic displays are utilized.

Corporate Background and Organization

Predecessor Entities

PureDepth, Inc. was originally incorporated in California in April 2005 as the successor-in-interest to a New Zealand corporation, Deep Video Imaging Limited, founded in 1999, and its wholly owned subsidiaries PureDepth Limited and PureDepth Incorporated Limited. In this annual report, we occasionally refer to PureDepth, Inc. (the California Corporation) and its predecessors-in-interest as the “PureDepth Group” and to Deep Video Imaging Limited as “DVIL.”

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

Subsidiaries

PureDepth, Inc. has a wholly-owned subsidiary named PureDepth Limited, which in turn has a wholly-owned subsidiary named PureDepth Incorporated Limited.  Both PureDepth Limited and PureDepth Incorporated Limited are New Zealand corporations. PureDepth Limited owns our intellectual property portfolio, which is licensed to PureDepth, Inc. pursuant to an exclusive, perpetual license agreement. PureDepth Incorporated Limited provides operations and other support for us, including regional finance, administration, research and development, and intellectual property (including legal) management operations on behalf of its parent entities. All financial items included in this annual report are denominated in US dollars unless specifically identified as New Zealand dollars.

Principal Executive Offices

Our principal executive offices are located at 230 Twin Dolphin Drive, Suite D, Redwood City, CA 94065. Our telephone number is (650) 632-0800. Our website is www.puredepth.com. None of the information on our website is part of this prospectus.

Industry Background

Electronic display technology has evolved from cathode ray tubes to flat panels, including LCDs, plasma displays and other display technologies. Flat panels are part of our everyday work and personal lives. They are integrated in a wide range of products such as computer monitors, televisions, mobile phones and car navigation systems.

Standard flat panel display products that utilize only a single layer cannot display the real depth of three dimensional (3D) content. Various software applications and techniques designed for single layer display products have been developed to show depth.  Some of these applications illustrate three dimensions by the use of shading sections around windows and dialog boxes on screens. High-end gaming, CAD drawing and industrial design software packages apply realistic surface rendering, lighting, shading and shadow effects to portray a 3D scene which can be manipulated and rolled around on the screen. Graphical user interfaces have been developed to allow for the stacked display of multiple windows on which different data or images can be overlapped.  Software techniques such as “alpha blending,” in which operating systems using transparent layers of graphical user interface windows, such as Apple Macintosh computers and Microsoft Windows, are used to display multiple layers of information, attempt to enhance the utility of layered content by allowing the viewer to see through one stacked window to the window below it.

An alternative approach to using software applications and techniques with single layer displays to show depth is stereoscopic technology. Stereoscopic displays direct slight different scene views to a viewer’s left and right eye. Scene elements appear to float in front of, or behind, the display surface. However, there is an optimum viewing position, or “sweet spot,” from which the viewer best achieves the 3D effect. Accordingly, a significant drawback to this technology is that if the viewer is not seated in the sweet spot, he or she will not observe a 3D effect. Or glasses are required to view 3D content which limits to whole visualization experience to just 3D.

Our MLD Technology

An MLD is a display system that transforms new and existing visual information into an intense color, high contrast experience with real depth. Our physical displays contain two image layers (flat panels) separated by space. Working independently each layer can be the background and foreground; the product in its surroundings; relevant information in its context. But, the elements working in concert can show pictures and graphics that appear behind, between and in-front of the layers. And/or in high fidelity: crisp blacks, shadow detail and intense color. Text and other planar content look the same or better than standard single layer flat panels.

 We believe that because our MLD technology utilizes real depth, when coupled with our Platform capabilities, it provides a superior method of displaying information to any other existing technology. It shows true depth along with the impact of 3D  stereo where appropriate (without the need for any special glasses or nauseous after-effects). It simultaneously allows for things that work best on single layer displays (like text) to continue to work as intended. In addition, multiple windows can be displayed on which different data or images can be overlapped displaying 3D content and creating unique opportunities for visual application functionality.

The stacked arrangement shows the combination of images displayed on the front panel and rear panel. The appropriate distance between the panels in an MLD-based display device depends on the target application.  For example, for location based entertainment display devices, a large separation between the LCD panels will create a more dramatic 3D effect, whereas for mobile applications, a smaller distance may be more appropriate to more closely relate the information displayed on each layer.

Traditionally, a stacked LCD arrangement using overlaid pixel patterns would exhibit unwanted “Moiré interference” Artifact. Moiré interference is a visual pattern of bright and dark vertical bands which distract the viewer and can lead to nausea.  To address this problem, we have developed and patented an interstitial optical component that is placed between the LCD display layers.  The primary function of this component is to eliminate the Moiré interference while minimizing any degradation to the rear display image quality.

To maximize the multi-layer effect and simplify the development environment we have developed software development tools as standalone and plug-ins to existing graphics applications (Adobe After Effects, Adobe Flash, Adobe Photoshop, etc.) for software developers to optimize modeling and content design for MLD applications.  We are currently developing software to enhance standard 2D content to display color and contrast on an MLD that we believe will be better than existing high-end flat panels. In addition, we are also developing a “Hardware Abstraction Layer” so that content can be created in a common, simple development environment and deployed in any MLD set up in a “runtime” environment . For example, MLD, Enhanced 2D and Stereoscopic content can be created once in the development environment and the same content can be run on an MLD in any different set up using horizontal span, vertical span, dual view, etc as the runtime will have the intelligence to map the high level content to the low level set up configurations and display it correctly. We believe this is the initial strength in the runtime approach as we believe  it will handle  different content types and create a write once, deploy anywhere capability. The runtime component of the Platform would be required at the deployment of each hardware device.

MLD Technology Benefits and Functionality

▪
Improved contrast and color:  Modern flat panel televisions incorporate back-light dimming to improve the “dynamic contrast ratio” – that is the contrast ratio measured between scenes.  The back-light is dimmed while increasing the average light transmission of the panel.  Multi-layered displays can increase the contrast with the same frame and further saturate colors.  Even when driven to “black” an LCD panel still transmits a small percentage of light from the back-light.  This can be clearly seen when showing an image in a dark room.  However a MLD’s display layers work in concert, thus when both layers display black, the light leakage is literally un-measurable; a black portion of the image is really black.  A similar technique can be utilized to improve color.  If an image requires more saturated color than one layer can display then displaying a similar color on the other layer will improve this.

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
Content is displayed correctly on any MLD hardware configuration using an abstraction layer linked to a runtime environment.

▪
Uses existing components: The components involved in constructing MLD devices are readily available since MLD technology uses industry standard LCD flat panels.  At present, there is a multi-billion dollar infrastructure for the LCD market that manufactures displays suitable for use in MLD-based products. We are taking steps to ensure our supply lines are robust going forward.

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

▪
Variability. An MLD-based display can switch between single layer mode and multi-layer mode, providing multiple uses within one device. For example, the user can run 3D games in MLD-mode and then switch back to normal single layer mode for applications that may work best on a single layer display such as word processing. Our planned Platform is evolving such that conversion of standard single layer display content into MLD content that incorporates 3D effects where appropriate “on the fly” is planned.

Our Business Model

Our business model is to derive revenues primarily from the licensing of our MLD technology to our product partners and manufacturing partners as well as content developers in the markets they serve. To a lesser extent, we generate revenues from sales of interstitial components required in certain applications of our technology, the sale of prototype MLD-enabled display devices and associated technical hardware and software services.

Licensing revenues are primarily royalties paid by licensees for the integration of our intellectual property into their display-based products and/or utilizing our content creation and deployment software for MLD content.  These revenues are generally calculated on the basis of each unit incorporating our technology that is sold or shipped, or, in the case of software on an annual basis for licenses of our content creation tools.

               In addition, by the second quarter of this year we expect to offer phase 1 of a development, content optimization and deployment software platform which we expect will initially be deployed on our next generation product.  This platform consolidates stereoscopic, enhanced single layer display and MLD content encoding and run-time and optionally automatically converts MLD and non-MLD content types in real-time to be displayed on an MLD device using one or more of its visual capabilities.  E.g. standard 2D content to High Definition Range effect, standard 2D content to MLD effect, MLD content to stereoscopic effect.

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

Product revenues are generally derived from sales of our MLD-enabled, display-based product prototypes and the sale of interstitial components.  From time to time we develop a limited number of these prototypes for specific target markets.  We outsource the manufacture of interstitial components and market them to our product partners and their MLD manufacturers.

Our Strategy

During the latter part of the year ended 2009 we re-evaluated our strategy. After extensive review, we concluded that we should seek to expand our presence in our existing markets and seek an entry into one new market in the medium term, while continuing analysis on the potential application of our technology in the Mobile market and look to leverage the strength in our IP portfolio. In addition, we concluded that the impact of content running on our displays was a key strategic objective, so we will focus on developing a capability that significantly heightens the visualization experience provided by MLD technology.

 Consequently, we will focus on working with game developers for the location based entertainment markets, specifically wager-based gaming machines used in casinos worldwide;  and we will focus on expanding our initial presence in the Pachinko and Pachislot market in Japan, and developing technical and commercial approaches for potential licensees in the newly identified public information display markets in Japan also. Our strategy called for the creation of a country manager in Japan to lead these efforts and we have now hired this person effective April 1, 2009.

In addition, we expect to explore the increasing interest by numerous companies in the MLD area and ascertain their interest in a relationship, given our patent strength.

We intend to continue to capitalize on our technical know-how and to continue developing and delivering compelling visual display experiences utilizing MLD, and are working towards the delivery of a holistic platform of capability that will deliver a new experience of visualization. As appropriate, we will continue to file patents on new developments from our research and experiences to protect and progress our intellectual property assets.

                We do not currently manufacture, market or sell MLD-based visual display devices, other than prototypes used in the marketing, evaluation and demonstration of our technology.  Instead, our direct customers are our product partners and manufacturing partners.

Product Partners

Companies that we would categorize as product partners include those that design, develop, manufacture, and sell finished electronic visual display-based products such as computer monitors, flat panel televisions and mobile devices. Some of the leading examples of these types of companies are LG, Apple, HP, Samsung, Dell, and Viewsonic. Generally, these companies utilize external OEMs for the core technologies integrated into visual display-based products.  They are interested in defensible technological advantages for their electronic visual display-based products due to the commodity nature of their target market segments. Our strategy is to license our MLD technology to companies that become our product partners.  These product partners may also work collaboratively with our engineers and their OEMs to integrate our MLD technology into their consumer products. In most cases, we will also provide our product partners with partner specific software and hardware engineering consultancy services, software tools, manufacturing know-how and product prototypes.

Manufacturing Partners

Companies that we would categorize as manufacturing partners include those that design, develop, manufacture and sell electronic display modules to be incorporated into display-based products for various market segments.  Some of the leading examples of these types of companies include Samsung, LG, Sharp, Epson, AUO, TMD and Chimei.  The majority of these manufacturers are based in Korea, Japan, and Taiwan.  They are interested in unique technologies, such as our MLD technology, which can enable them to differentiate their offerings to their target customer group, which includes companies that we would categorize as product partners. Our strategy is to license our MLD technology to companies that become our manufacturing partners.  In most cases, we will also provide our  manufacturing partners with partner specific software and hardware engineering consultancy services, software tools, manufacturing know- how and product prototypes.

Content Developers

Companies that we would categorize as content developers are those that design, create and sell graphical content for use in electronic displays in various market segments. These companies are focused on delivering compelling graphical content utilizing various software tools and techniques. In some cases, they may be a division the product company, in other cases they may be independent third parties working exclusively or non-exclusively for the product company or end users. Our strategy is to license our MLD software content creation and deployment software to the content developers and provide know-how to assist them in the development of MLD graphical content. We expect to have joint development agreements with independent third party content developers that provide for a profit or revenue share in the event the content is sold or licensed to a product company or end user. Examples of these types of companies might be found in game development,

Our Target Markets

In conjunction with our product and manufacturing partners we are targeting the following markets:

Location-Based Entertainment (LBE) Devices

Location-based entertainment devices include electronic visual display devices that are located in entertainment establishments, such as casinos, coin-operated amusement centers and similar facilities. Our strategy is to provide a replacement and/or enhancement for mechanical gaming devices and enable new and more compelling content for customers of our partners.

In Japan, we are a party to an agreement with Sanyo Electric Corporation (Sanyo) for the licensing of our MLD technology into products for the Pachinko and Pachislot market.  According to the National Police Agency of Japan, this market is one of the largest gaming markets in the world with unit volume approaching 6,000,000 machines per year.  Sanyo has developed an innovative Pachinko and Pachislot platform integrating MLD technology that they have begun to ship at the end of calendar year 2008. Our plan is to expand our presence in Japan and work closely with Sanyo and other manufacturers and product companies to continue the proliferation of MLD based machines in this market.

We are also a party to a licensing agreement with International Game Technology (IGT) for the licensing of our technology into wager-based gaming machines.  IGT is the largest provider of gaming machines outside of Japan. The total annual estimated worldwide sales volume of slot machines is approximately 200,000. We intend to partner with game developers to provide IGT with new and enhanced game content which we believe will accelerate and expand the sale of MLD based games in the market as well as potentially provide us with additional revenues.

Public Information Display Systems

The main goal of public information displays is to capture the attention of the public with compelling information and entertainment.  Because MLD solutions can provide eye-catching graphics by having images jump from the back display to the front display, MLD solutions can be a very effective and unique vehicle for public information displays where attention-grabbing technologies are a key factor for success.  Advertising agencies have a unique position in the market as they understand user needs and they can influence display supply from integrators and manufacturers creating pull through demand. Our strategy is to initially focus on small to mid-size electronic displays used in digital signage in vending machines, kiosks, trains, terminals and shelf-top advertising in Japan and work with our existing contacts to determine appropriate entry points. We also intend to determine the most appropriate advertising and media companies to approach which we believe can drive the display supply from integrators and manufactures to end users.

Mobile Devices Question

While the overall phone market has experienced lower growth in 2008 compared to last year, the markets for ‘smartphones” have posted strong gains, according to IDC’s Mobile Devices Technology and Trends.  Handheld devices, including smartphones are expanding rapidly in their capabilities.  Multipurpose devices have become the norm with the functionality of mobile phones blurring with personal assistants, music players, game machines, high-resolution cameras and GPS navigation.  Using an MLD-based device, users will be able to double their viewing area without increasing the physical size of the device.  We are presently evaluating the technical and market pathways appropriate to position MLD in this interesting market.

Other Mass Market Devices

We believe that automotive, medical, industrial, defense and personal navigation are well aligned to take advantage of our MLD technology.  We will turn to these once we have gained reasonable traction in our chosen initial markets.

Sales and Marketing

Our sales and marketing strategy is focused on securing and supporting our partners.

Sales Strategy

Because we are primarily a licensing company, we focus our attention on named accounts in each of our target product areas.  Key areas of focus are electronic display manufacturers in Asia and leading product companies in each of our target markets.

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

Research and Development

Our research and development activities fall into four categories: (i) research; (ii) patent development; (iii) prototype development, (iv) product design development and (v) software applications and content development tools. Our efforts in research focus on the core technology surrounding our MLD technology, such as optics, LCD and alternative display technologies, backlight technology, manufacturing processes, component technologies, and similar technologies. Patent development focuses on the authoring of new and supplemental patents to support and continue developing our core patents, and the protection of our existing patents. Prototype development is the actual sample implementation of the MLD technology into specific devices (such as computer monitors, mobile phones, notebook computers, navigation devices or gaming machines). Finally, product design development is the adaptation of our MLD technology for use by a specific partner for a specific market - for example, the Pachinko & Pachislot market for Sanyo in Japan.

Total research and development costs were $2.8 million and $2.1 million for the years ended 2008 and 2009, respectively.

Customers and Partners

Currently, our key customers are our current product partners in the location-based entertainment device market; Sanyo and IGT . We are working to expand our customer base by targeting manufacturers and product companies, primarily based in Asia..

In the years ended 2008 and 2009, license revenue from our agreement with IGT accounted for 100% and 70% of our licensing revenues and approximately 73% and 50% of our total revenues, respectively.

Competition

We compete in the global electronic visual display market, principally in North America, Asia and Europe and primarily the markets for location-based entertainment devices, computer monitors, mobile devices and other mass market electronic display devices. As an early-stage company with limited history we do not yet have a significant share in any of these markets. We categorize our competition for our MLD technology and MLD-based products into three main categories: (i) standard single layer displays, (ii) software applications and techniques that are used with single layer displays to simulate physical depth, such as software transparency and alpha blending, and (iii) 3D stereoscopic and auto stereoscopic displays.  Major standard single layer display competitors comprise all consumer product manufactures of LCD displays, including Samsung, Sharp, LG and Apple.  Competitors offering software techniques and applications used with single layer displays to simulate depth include Apple, Adobe, AutoDesk and Microsoft.  Competitors providing 3D stereoscopic displays include NEC, LG, Philips, Sharp and Neurok.

Sources and Availability of Raw Materials

Our research and development, marketing prototype and production support operations depend on obtaining adequate supplies of quality raw materials and components on a timely basis In general, we source most of our raw materials as well as key components of prototype MLD products from a small number of suppliers for each key component. This is a result of our need to buy small quantities of raw materials and in certain cases with non-standard or customized specifications. The high volume, lower cost manufacturers of these materials generally will not sell in small quantities or build non-standard or customized components. We may experience shortages in the supply of components or raw materials as a result of, among other things, anticipated capacity expansion in MLD and competitive industries.

Proprietary Rights and Licenses

Intellectual Property and Patents

With 64 patents covering the United States, Europe, Japan, Korea, Hong Kong, and smaller markets around the world, and a further 62 patent applications in process, we believe that our MLD technologies are well protected for use in any form factor utilizing multiple LCDs with real depth and an interstitial component. PureDepth has maintained a rigorous intellectual property strategy since inception. We believe that this strategy will ensure that the core technology we have developed is protected and will simultaneously limit the ability of competitors to operate in our market. Our intellectual property portfolio includes an extensive range of defensive and offensive patents, trademarks and designs. The main focus of the portfolio relates to the MLD technology together with improvements and components. In addition, the portfolio includes certain software applications and processes we have developed for use with our MLD technology.

Hardware Technology Patents

Our family of patents was filed to protect our core technology and the idea of providing an image with physical depth. The base patent relating to the MLD technology was originally filed as a PCT application in July 1998. Subsequently, the application has entered the national phase in thirteen territories, notably including the major markets of Europe, United States and Japan. The patent covers two or more layers arranged such that one can look through the front most layer(s) and see the images displayed on the layers behind it and includes the use of an interstitial diffuser to overcome Moiré interference. The patent has been granted in the US, China, New Zealand, Australia, Hong Kong, Singapore, Korea, Japan, Israel and Mexico.

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

Assignment of Intellectual Property from the BASS Group

In December 2001, DVIL entered into an agreement with BASS Group LLC, a Florida limited liability company, whereby John and Robert Bass assigned the rights and interest to three patents granted in the U.S. These rights were subsequently assigned to PureDepth Limited.  In consideration of the assignment, PureDepth Limited was required to pay BASS Group approximately $175,000 per year through 2010.  On January 29, 2009, we entered into a new settlement agreement with The Bass Group, pursuant to which the original settlement agreement between us and The Bass Group dated as of December 2001 (the “Initial Settlement”) expired on February 27, 2009 and we made a one-time payment to The Bass Group of approximately $43,000.  Pursuant to the agreement, we retained ownership of the patents covered by the Initial Settlement until they expired on February 27, 2009 and no further amounts are or will be due the BASS Group.

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

Employees

We have reduced the number of worldwide employees from a high of 46 employees during the year ended 2008 to a level of 27 full time employees at January 31, 2009.  Five of the employees are located at our United States headquarters in Redwood City, California and the remaining 22 employees are located at our research and development facility in Auckland, New Zealand.  In February, 2009, after review of the resources required to implement our strategy in the foreseeable future, we implemented a restructuring plan resulting in a reduction of five employees in New Zealand.  In addition we transferred our accounting function to New Zealand resulting in a reduction of two employees in our Redwood City, California office and the addition of one employee in the Auckland, New Zealand facility.  With the ongoing execution of our strategy and the consolidation of our principal operating activities in New Zealand, our Chief Executive Officer has, since February 1, 2009, been spending the majority of his time in the Auckand, New Zealand facility.  On April 1, 2009 we hired a country manager for Japan.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements.  We do not expect to significantly change the now current number of employees in the year ending 2010.  However, we may further add or reduce a small number of employees in the year ending 2010 depending on the needs and circumstances of our customer base and business environment.

Item 1A – Risk Factors

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

IF OUR STRATEGY IS NOT SUCCESSFUL, OR IF EXPANSION OPPORTUNITIES ARISE THAT REQUIRE CASH INVESTMENT, WE WILL NEED TO SEEK ADDITIONAL FINANCING TO FUND ONGOING OPERATING LOSSES OR EXPANSION, THAT WILL DILUTE SHAREHOLDINGS, AND OUR FAILURE TO OBTAIN ADDITIONAL FINANCING WILL RESTRICT OUR OPERATIONS AND MAY CAUSE US TO CEASE OPERATIONS ALTOGETHER.

Our strategy and related plans have not been sufficiently implemented for us to make an assessment of their ultimate potential outcome. Should they fail, or if they do not achieve the desired result, we will likely not attract sufficient sources of revenues to achieve or maintain profitability. Our failure to achieve or maintain profitability will require us to seek additional funding to fund these operating losses.

The implementation of our strategy is dependent upon having sufficient resources to make necessary investments and cover operating losses until we can achieve profitability. We do not believe we have sufficient cash to fully execute our strategy and achieve profitability if we are required to pay the $3,900,000, plus interest to K1W1 when it is due in February 2010. We have successfully negotiated an extension of the Note Purchase Agreement and Security Agreement with K1W1 to February 2010, and our plans are to negotiate the conversion of the notes when due, or an extension for at least another year. If K1W1 do not convert the notes, or agree to an extension of the loan when due, we will likely need to seek additional funding.

Opportunities to expand our business through investment, acquisition or merger may arise. We do not now have, and we do not expect in the near future to have, sufficient cash to fund such expansion. Should we determine these expansion plans will be in the best interests of the shareholders we would likely seek to finance these expansion plans through additional funding.

We expect that if our strategy is not successful, it will be necessary for us to obtain additional financing or other funding in order to fund our operations some time in our year ending 2011, or possibly earlier if the loans due K1W1 are not extended or converted.  If an expansion opportunity arises we may need to secure additional financing, irrespective of the success of our strategy. We cannot, however, be certain that any such financing or funding will be available on terms favorable to us, or if such financing or funding will be available to us at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be further diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock.

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

Our obligations under the note purchase agreement and security agreement, under which the Company raised $3,900,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements, including of the Company’s fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements, including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in “Note 16 – Subsequent Events”.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future.  As a result, we will need to generate significant revenue in order to achieve and maintain profitability. Currently, we have limited sources of revenue. Even if our current strategy is successful we may continue to incur substantial losses for the foreseeable future. In sum, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability will likely negatively impact the value of our securities.

IF OUR PARTNERS ARE UNABLE TO INNOVATE, DEVELOP AND MARKET ATTRACTIVE NEW PRODUCTS INTO WHICH OUR TECHNOLOGY CAN BE INCORPORATED, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

We do not manufacture, market or sell visual display consumer products, other than prototypes and interstitial components, and expect to derive a substantial portion of our future revenues from the licensing of our MLD technology to our partners for their incorporation into innovative new products for sale.  We expect that these revenues will generally be based on royalty payments calculated on a per unit sold or shipped basis.  Accordingly, our licensing revenues depend on the success of our licensees in launching products in volume that incorporate our technology. We cannot control these manufacturer’s product development or commercialization efforts or predict their success. The process of developing and marketing new products is generally complex and uncertain, and involves a number of risks including, without limitation, the following:

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

OUR LICENSING ARRANGEMENTS HAVE LENGTHY SALES CYCLES THAT MAKE IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST RESULTS.

Our technology is generally incorporated in our partners’ products at the design stage.  However, their decision to use our technology often requires significant expenditures by us for engineering, prototype manufacturing and sales consultation without any assurance of success, and often precedes volume sales of products incorporating our technology, if any, by a year or more.  If a partner decides at the design stage not to incorporate our technology into their products, we may not have another opportunity for a design win with respect to that customer's product for many months or years, if at all. Our sales cycle can take up to 24 months to complete and because of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume licensing revenues, if any, from these expenditures. Moreover, the value of any design win will largely depend on the commercial success of our product and LCD manufacturing partners' products. In addition, our customers may develop products that require government approval which may delay their time to market. There can be no assurance that we will continue to achieve licensing wins or that any licensing win will result in future revenues.

A SMALL NUMBER OF PARTNERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES AND ACCOUNTS RECEIVABLE IN ANY PERIOD, AND IF ANY ONE OF THEM FAILS TO SHIP PRODUCTS INCORPORATING OUR TECHNOLOGY OR FAILS TO PAY US, OUR OPERATING RESULTS WILL SUFFER.

We currently have licensing arrangements only with IGT and Sanyo and expect to derive a majority of our revenues for the year ended 2010 in the form of deferred revenue resulting from prepaid royalties under our licensing agreement with IGT and royalties from Sanyo unit sales under our agreement with them.  .  If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

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

GOVERNMENTAL REGULATION MAY LIMIT OUR ACTIVITIES OR INCREASE OUR COST OF OPERATIONS.

Our business and operations are subject to various forms of government regulation in the various countries in which we do business, including required business/investment approvals, export regulations based on national security or other reasons, and other export/import regulations such as tariffs. Currently, we design our technology and products to meet rigid governmental requirements. However, because the final product will generally be produced and manufactured by our partners, the actual approval process is the responsibility of the partner for the specific market. Many of the products manufactured by our licensees and the prototypes we manufacture are subject to certain environmental and recycling laws and regulations relating to the disposal of electronics. These laws are constantly subject to revision and amendment. If we or our partners cannot comply with these regulations without great cost, they may experience delays in the launch of their products or never receive government approval and our financial performance may suffer.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

For the most part, purchases of the products into which our technology is incorporated are discretionary. As a result, demand for location based entertainment display devices and public information displays, which we believe will account for a significant proportion of our worldwide operating revenue will likely be affected by general economic trends in the countries or regions in which the products into which our technology is incorporated are sold. Similarly, demand for business use products and for components we may manufacture that go into products of third parties will also likely be affected by general economic trends in the various markets in which we sell our products. In sum, economic downturns and resulting declines of demand in our major markets and those of our product and LCD manufacturing partners, including North America, Asia, and Europe, may adversely affect our sales and operating results.

AS WE AND OUR CUSTOMERS MATERIALLY RELY ON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR KEY RAW MATERIALS AND COMPONENTS, AND ANY DISRUPTION IN THEIR SUPPLY WILL NEGATIVELY AFFECT OUR BUSINESS.

Our development and sale of MLD prototype products and interstitial components depend in part on obtaining adequate supplies of quality raw materials and components, which are in many cases with non-standard or customized specifications, on a timely basis. Similarly, our third party licensees also depend on adequate supplies of quality raw materials and components to manufacture MLD products, including without limitation, polarized and/or laminated film.  In general, most of the raw materials as well as key components of these MLD products are sourced from two or three suppliers for each key component. The high volume, lower cost manufacturers of these materials generally will not sell in smaller quantities, nor will they generally build non-standard or customized materials. We, and our third-party licensees, may experience shortages in the supply of these and other components or raw materials as a result of, among other things, anticipated capacity expansion in the MLD and competitive industries. If we or our third-party licensors are unable to obtain adequate supplies of high quality raw materials or components at a reasonable cost or in a timely manner, or are unable to make alternative arrangements for such supplies, our operating results could be negatively impacted.

OUR BUSINESS MATERIALLY RELIES ON PATENT RIGHTS THAT MAY BE NARROWED IN SCOPE OR FOUND TO BE INVALID OR OTHERWISE UNENFORCEABLE.

 Our success will materially depend on our ability to obtain, defend and enforce our patent rights worldwide. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or a competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. In addition, because, patent applications in various countries publish at different times,  it is difficult to monitor patent applications that may be filed in other countries by third parties, and the publication of discoveries in scientific or patent literature often lags behind actual discoveries, we generally cannot be certain that we were the first creator of inventions covered by our pending patent applications,  that we or any of our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications, or that we were the first to file patent applications on such inventions.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR COMPETITIVENESS AND HARM OUR BUSINESS AND FUTURE PROSPECTS.

We believe that developing new products and technologies that can be differentiated from those of our competitors is critical to the success of our business. We take, and intend to continue to take active measures to obtain international protection of our intellectual property by obtaining patents and undertaking monitoring activities in our major markets. Nevertheless, we may not be able to effectively deter competitors from improper use of our proprietary technologies. For instance, our competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise, and our intellectual property may otherwise become known or independently developed by our competitors. Our technology may be accessible in markets, such as Asia, where the practical legal protections for intellectual property may be considerably less than in North America or Europe. As a result, we may have to litigate to enforce and protect our intellectual-property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, could cause a diversion of financial resources and the time and attention of our management, and may not prove successful. The loss of intellectual property protection, or the inability to secure or enforce intellectual property protection, could materially harm our business and ability to compete.

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

We currently manufacture only prototype MLD visual display products and interstitial components for sale to and use by our partners. We manufacture interstitial components and may in the future manufacture various other products or components for incorporation into our partners’ products. We cannot be certain that the prototypes, interstitial components and other components we may manufacture and products incorporating our technology will be defect-free and will not be recalled at some later date. Furthermore, although we maintain insurance against product-liability claims, we cannot be certain that such insurance can adequately satisfy the liabilities that may ultimately be incurred. In addition, insurance may not continue to be available on terms acceptable to us. A large-scale product recall or a successful product-liability claim against us could result in significant costs or have a negative impact on our reputation, which may in turn lead to a decrease in sales, adversely affecting our results of operations.

WE RELY ON KEY ENGINEERS, SENIOR MANAGEMENT AND OTHER PERSONNEL, AND THE LOSS OF THE SERVICES OF ANY SUCH PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN SUITABLE REPLACEMENTS MAY NEGATIVELY AFFECT OUR BUSINESS.

Our success depends to a significant extent upon the continued service of our research and development and engineering personnel, and on our ability to continue to attract, retain and motivate qualified researchers and engineers, especially during periods of rapid growth. The loss of the services of any of our key research and development and engineering personnel or senior management, without adequate and timely replacement, could result in delays in product development, loss of customers, partners and sales, and a diversion of management resources, each of which could have a material adverse effect on our business.  The current cash position of the Company, and any publicly identified need for funding, may increase the risk of loss of employees, including without limitation, loss resulting from employee concerns about their job security or loss resulting from other companies identifying the employees as suitable and susceptible hire candidates.

IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED.

As we attempt to grow our business, we may need to hire additional qualified personnel with expertise in software development, testing, research, technology development and manufacturing, as well as finance and sales and marketing. We believe that attracting and retaining qualified personnel will be critical to our success. In this regard, we compete for qualified individuals with numerous other enterprises. Competition for individuals with the expertise we require in Redwood City, California and in Auckland, New Zealand is intense, and we may not be able to attract and retain qualified personnel.

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

As of March 31, 2009, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock, or approximately 52% of our outstanding common stock.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND OUR SECURITY REGISTRATIONS HAVE BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

Pursuant to and in accordance with the limitations of Rule 144 of the Securities Act, all of the shares of our common stock that were issued pursuant to our private placements are eligible for resale on the OTC Bulletin Board. Certain of these shares, as well as additional shares underlying certain outstanding warrants to purchase our common stock, were also registered for resale under our currently effective registration statement on Form S-1/A.  Additionally, we have registered on Form S-8 approximately 22 million shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed in September, 2007. The increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of our common stock.

LIMITED TRADING OF OUR COMMON STOCK ON AN ILLIQUID MARKET MAY RESULT IN LOWER MARKET PRICES.

Trading of our common stock is conducted on the OTC Bulletin Board.  Our common stock is not listed on any national exchange, and we have no current plans to seek listing on a national securities exchange.  Accordingly, there is a limited public market for our common stock.  These factors have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reductions in security analysts’ and the media’s coverage of our operations and our common stock.  In general, there has not been substantial trading activity in shares of our common stock.  Low trading volumes generally depress market prices and could also result in a larger spread between the bid and asked prices for our common stock.  As a result, our stockholders may not always be able to resell shares of our common stock publicly at times and prices that they feel are fair or appropriate.

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

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER, WE HAVE NOT AND MAY NOT IN THE FUTURE BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist as a result of our becoming a public reporting company through a reverse merger transaction, as opposed to a traditional initial public offering. Because we did not engage in a more traditional and publicized initial public offering, security analysts of major brokerage firms have not and may not in the future provide us research coverage. In addition, there is no incentive to brokerage firms to recommend the purchase of our common stock. The failure of brokerage firms to provide analyst coverage will be likely to slow the dissemination of awareness and knowledge of our business. As a result, the trading price of our common stock may be adversely affected.

OUR CERTIFICATE OF INCORPORATION GRANTS OUR BOARD OF DIRECTORS WITH THE POWER TO DESIGNATE AND ISSUE ADDITIONAL SHARES OF COMMON AND/OR PREFERRED STOCK.

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

WE ARE SUBJECT TO THE SARBANES-OXLEY ACT AND THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS, WHICH CAN BE EXPENSIVE.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual, quarterly and current reports and other information with the SEC, cause our expenses to be higher than they would be had we remained privately held.  We estimate the current annual cost for compliance with Sarbanes-Oxley is approximately $100,000, including internal resources to maintain documentation and testing of  our financial controls, but excluding other costs of being a public company.

WE HAVE NEVER PAID DIVIDENDS ON OUR CAPITAL STOCK AND DO NOT INTEND TO DO SO FOR THE FORESEEABLE FUTURE.

We have never paid dividends on our capital stock and we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in us will be realized, if at all, only when an investor sells shares of our common stock.

Item 1B – Unresolved Staff Comments

None

Item 2 – Property

We lease approximately 5,800 square feet of administrative and research and development facilities in Auckland, New Zealand under two Deeds of Lease with First Five Trust, each dated May 31, 2006 and as amended by a Deed of Variation of Leases and Rent Reviews dated November 2008.  Each lease provides for two renewal terms of three years. The first renewal term, during which the annual rent payable is USD$22,650 (plus GST) under the First Lease and USD$21,000 (plus GST) under the Second Lease, commenced on November 1, 2008 and will expire on October 31, 2011.

We lease our U.S. corporate headquarters in Redwood City, California under an office lease agreement dated May 2008.  The lease has a two year term, commencing June 1, 2008, and covers approximately 1,983 square feet at a rate of $6,167 per month.

We  lease a one-person shared office space in Tokyo Japan dated April 2009,  The lease has a 12 month term, commencing on April 20, 2009 at a rate of approximately USD$3,000 per month for the first four months and approximately USD$6,000 per month for the remaining eight months.

We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space.

Item 3 - Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the OTC Bulletin Board under the symbol “PDEP.OB.” The following table lists the high and low bid price for common stock as quoted on the OTC Bulletin Board during each quarter within the years ended 2009 and 2008.

	Price Range
Quarter Ended	High	Low
January 31, 2009	$.25	$.13
October 31, 2008	.36	.17
July 31, 2008	.51	.15
April 30, 2008	.40	.24

January 31, 2008	1.15	.24
October 31, 2007	1.54	0.70
July 31, 2007	2.13	1.30
April 30, 2007	2.38	1.18

The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Throughout the periods indicated above, trading in our common stock was sporadic, exemplified by low trading volume.

Record Holders

As of January 31, 2009, we had approximately 68,991,352 shares of common stock issued and outstanding which were held by approximately 75 stockholders of record, which total does not include stockholders who hold their shares in street name. The transfer agent for our common stock is TransShare Corporation, whose address is 5105 DTC Parkway, Suite 325, Greenwood Village, CO 80111.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of January 31, 2009:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,097,492(1)	$0.50	5,646,758 (2)
Equity compensation plans not approved by security holders
Total	15,097,492	$0.50	5,646,748

(1)
Represents (i) 13,670,681 shares issuable upon exercise of outstanding stock options granted under our 2006 Stock Incentive Plan with a weighted average exercise price of $0.49 per share, (ii) 1,082,811 shares issuable upon exercise of C-warrants issued for professional services with an exercise price of $0.44 per share and (iii) 344,000 shares issuable upon exercise of D-warrants issued for professional services with an exercise price of $1.20 per share.  In March 2009, the C-warrants expired unexercised.

(2)	Represents shares available for future issuance under our 2006 Stock Incentive Plan.

Recent Sales of Unregistered Securities.

During the year ended 2009, we sold the following securities in transactions not registered under the Securities Act of 1933.

•
On November 13, 2008, we sold and issued to Dr. David Teece 294,117 shares of our common stock at a purchase price of $0.17 per share, or an aggregate purchase price of approximately $50,000.  The per share purchase price is equal to ninety percent (90%) of the average of the daily volume-weighted average price of our common stock, as quoted on the OTC Bulletin Board, over the ten (10) trading days prior to the date of this transaction.

•
On February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, we issued to K One W One (K1W1), our majority stockholder, secured convertible promissory notes in the aggregate principal amount of $3,900,000.  The secured convertible notes are secured by our assets pursuant to a security agreement.  The notes are convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity on February 4, 2011 the notes may, at K1W1’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In connection with our issuance of the notes, we also issued to K1W1 on February 4, 2008 a warrant representing the right to participate in a qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal amount under the notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.

The sales of securities identified above were made pursuant to privately negotiated transactions, which did not involve a public offering of securities.  Each of the investors in these transactions represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. These investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.  Based upon the foregoing, we believe that the transactions summarized above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, and/or Rule 506 promulgated thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act of 1933.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included under Item 8 of this Part II entitled “Financial Statements” and the above section entitled “Special Note Regarding Forward-Looking Statements”.

Plan of Operations

PureDepth, Inc. is a technology and licensing company focusing on the visual display experience by delivering award-winning Multi-Layer Display (MLD) technology.  We derive, and expect to continue to derive, revenues primarily from the licensing of our technology to our product partners and manufacturing partners.  To a lesser extent, we generate revenues from sales of interstitial components required in certain applications of our technology, the sale of prototype MLD-enabled display devices that we manufacture and associated technical hardware and software services. We also intend to derive revenues in the future from the licensing of our development, content optimization and deployment software platform. Licensees are and will be responsible for the manufacture and sale of display-based products incorporating our technology and related software.  In connection with our licensing arrangements, we may also derive revenues from the sale of software tools and drivers for market-specific applications and from various support services, including engineering consulting services, technical services for implementation and optimization of our technology and software support and training.

We plan to expand our presence in our existing markets and seek an entry into one new market in the medium term, while continuing analysis on the potential application of our technology in the Mobile market. Consequently, we will focus on working with game developers for the location based entertainment markets, specifically wager-based gaming machines used in casinos worldwide; and we will focus on expanding our initial presence in the Pachinko and Pachislot market in Japan, while developing technical and commercial approaches for potential licensees in the newly identified public information display markets in Japan. In addition, we expect to explore the increasing interest by numerous companies in the MLD area and ascertain their interest in a relationship, given our patent strength .

We intend to continue to capitalize on our technical know-how and to continue developing and delivering compelling visual display experiences utilizing MLD. As appropriate, we will continue to file patents on new developments from our research and experiences to protect and progress our intellectual property assets.

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in both Redwood City, CA and Auckland, New Zealand. Other than our research and development expenses no significant capital equipment purchases are expected during the year ending 2010.

Our critical research and development activities include: further enhancing our existing MLD technology and related software; developing, manufacturing and testing prototype MLD-enabled electronic display devices for our existing licensee partners and potential licensee partners; designing and customizing features to the specification of potential licensee partners; and patent defense and application for our existing and new technology developments. Our goal is to enhance our existing technology based upon research and development in optics, LCD technology, backlighting, and component technologies and software.

We maintain two primary facilities, our United States headquarters in Redwood City, California and our research and development center in Auckland, New Zealand.  We also have a one person shared office arrangement in Japan.  The Redwood City lease expires in the year ending 2011 and the Auckland, NZ lease expires in the year ending 2012.

We have reduced the number of worldwide employees from a high of 46 employees during the year ended 2008 to a level of 27 full time employees at January 31, 2009.  Five of the employees are located at our United States headquarters in Redwood City, California and the remaining 22 employees are located at our research and development facility in Auckland, New Zealand.  In February, 2009, after review of the resources required to implement our strategy in the foreseeable future, we implemented a restructuring plan resulting in a reduction of five employees in New Zealand.  In addition we transferred our accounting function to New Zealand resulting in a reduction of two employees in our Redwood City, California office and the addition of one employee in the Auckland, New Zealand facility.  With the ongoing execution of our strategy and the consolidation of our principal operating activities in New Zealand, our Chief Executive Officer has, since February 1, 2009, been spending the majority of his time in the Auckand, New Zealand facility.  On April 1, 2009 we hired a country manager for Japan.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements.  We do not expect to significantly change the now current number of employees in the year ending 2010.  However, we may further add or reduce a small number of employees in the year ending 2010 depending on the needs and circumstances of our customer base and business environment.

Results of Operations

We reported net operating losses of $6.2 million in the year ended 2009 and $9.4 million in the year ended 2008.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  The decrease of $3.2 million in our net operating loss is primarily due to operating expense reductions, headcount reductions and increased licensing revenues.  We expect our net loss to further decrease in the year ending 2010 as a result of continued operating expense reductions and increases in licensing royalties and other revenues from existing and new customers.  Our operations have not generated net income to date and are not expected to do so in the year ending 2010.

Licensing Revenue and Cost of Licensing

	Fiscal Year Ended		Change
($ in thousands)	January 31, 2009	January 31, 2008	$	%
Licensing revenue	$1,168	$750	$418	56%
Cost of licensing	328	308	20	6%

Gross margin - $	$840	$442	$398
Gross margin - %	72%	59%

We are a party to a patent and technology license and technology transfer agreement (the “IGT Agreement”) with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. In aggregate, we have received advance, non-refundable payments of license fees of $13.75 million under the terms of the agreement.  Our licensing revenue in the year ended 2008 consisted entirely of the amortization of the IGT advance non-refundable payments.  Our licensing revenue in the year ended 2009 consisted of the amortization of IGT advance non-refundable payments and royalty revenues received from SANYO.  The increase in the amount of licensing revenue for the year ended 2009 when compared with the corresponding prior year  is due to the amortization of an additional $10.0 million in advance, non-refundable payments of license fees from IGT and the receipt of first time royalty revenues from SANYO’s product launch in the three months ended January 31, 2009.  The balance of the IGT advance on licensing revenues is recorded as deferred revenue and will continue to be earned through the year ending 2022, the remaining term of the agreement.

Our patent and technology licensing agreements provide royalties to us when our customers sell or ship products incorporating our MLD technology.   Except for advanced, non-refundable payments, we do not recognize licensing revenues until our customers sell or ship their products incorporating MLD technology.  Therefore, a majority of our potential licensing revenue is dependent upon our customers’ sales and marketing programs.  We expect to continue to recognize increasing licensing revenue from IGT, SANYO and additional customers in the year ending 2010; however, we have no control over the timing or success of our customer’s sales or marketing programs.

Cost of licensing is primarily the amortization of capitalized costs related to our patents.  The increase in cost of licensing is the result of additional capitalized patent costs being amortized.  Cost of licensing is not expected to grow proportionately with revenues as our costs related to intellectual property including legal fees, registration fees and ongoing patent maintenance fees are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, of up to 20 years.

Service Revenue and Cost of Services

	Fiscal Year Ended		Change
($ in thousands)	January 31, 2009	January 31, 2008	$	%
Service revenue	$158	$67	$91	136%
Cost of services	120	58	62	107%

Gross margin - $	$38	$9	$29
Gross margin - %	24%	13%

Our services revenue in the years ended 2009 and 2008 consisted entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  We believe that services revenues will continue as relationships with new and existing customers evolve, but will continue to represent a small portion of our total revenues.

Cost of services represents direct labor and overhead costs of providing the respective services.   We expect cost of services to fluctuate with changes in services revenues and the related gross margins to improve as the volume of services revenue increases.

Product Sales Revenue and Cost of Product Sales

	Fiscal Year Ended			Change
($ in thousands)	January 31, 2009		January 31, 2008	$	%
Product sales revenue	$322		$207	$115	56%
Cost of product sales	388		185	203	110%

Gross margin - $	$(66)		$22	$(88)
Gross margin - %	(20%	)	11%

Product sales represent sales of MLD components primarily interstitial components required in certain applications of our technology and prototypes of MLD-enabled display devices to existing and potential licensing customers. We design and manufacture MLD components and MLD prototypes specifically for sale to these customers, who use them in their manufacturing process or to develop, test and promote MLD applications in their products.  The increase in product sales revenue in the year ended 2009 is due to an increase in MLD component sales to an IGT subassembly vendor due to IGT’s product launch in the second half of the year ended 2009.  Our entire product sales revenue in the year ended 2009 was derived from component sales to IGT’s subassembly vendor.  We expect product sales revenue of our MLD components to increase in the year ending 2010 as IGT continues to sell and market its MLD products and increases its MLD product lines.  We also expect increases in product sales revenue from new and existing partners, but total product sales revenue will continue to represent a small portion of our overall revenues in the year ending 2010.

Cost of product sales represents materials, sub-contractor services, direct labor and overhead costs of assembling the components or prototypes at our subcontractor’s facilities or at our research and development facility in Auckland, New Zealand.  We have minimal to negative margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual or unique assembly.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline.  In addition, we intend to outsource more of the assembly with the expectation of further reducing our costs. As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues decline in the year ending 2010.

Operating Expenses

	Fiscal Year Ended
	January 31, 2009		January 31, 2008		Change
($ in thousands)	$	% of Total	$	% of Total	$	%
Depreciation	$116	2%	$102	1%	$14	14%
Research and development	2,094	33%	2,769	28%	(675)	(24%	)
Sales and marketing	798	13%	1,749	18%	(951)	(54%	)
General and administrative	3,291	52%	5,251	53%	(1,960)	(37%	)

Total operating expenses	$6,299	100%	$9,871	100%	(3,572)	(36%	)

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  Stock-based compensation totaled $0.8 million for the year ended 2009 and $0.9 million for the year ended 2008.  The decrease of $0.1 million is primarily attributable to the cancellation of vesting options from terminated employees, a decrease in the number of options granted annually and decreases in the fair value of options granted.  We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the year ended 2009, we expensed stock-based compensation of $0.2 million in research and development, $11,000 in sales and marketing, and $0.6 million in general and administrative operating expense categories.

Depreciation.  Depreciation represents the depreciation expense on our fixed assets.  The increase in depreciation expense for the year ended 2009 is primarily the result of an increase in capitalized fixed assets.  Capitalized fixed assets are generally depreciated over their respective useful lives of 24 to 36 months.  We do not expect depreciation expense to increase proportionately with revenue or total operating expenses as it is unlikely we will need to make significant purchases of fixed assets in the foreseeable future.

Research and development.  Research and development expenses consist primarily of personnel salary and benefits, travel, materials, consultant fees and stock-based compensation.  The decrease in research and development expenses for the year ended 2009 is primarily due to a reduction in the number of employees and reductions in all research and development activities.  We reduced the number of research and development employees from a high of 32 employees during the year ended 2009 to 20 employees at January 31, 2009.  We experienced decreases from the prior year of $0.2 million in travel, $0.2 million in consultant fees, $0.2 million in research materials, and $0.1 million in project expenses and other research related expenses.  The overall decrease in research and development costs is consistent with our efforts to conserve cash and focus our attention to only the immediate needs and services of our customers during the year ended 2009.
We do not expect research and development expenses to change significantly during the year ending 2010.  Our focus will be working towards the delivery of a holistic platform of capability that will deliver a new experience of visualization for MLD‘s.  Also, as appropriate, we will continue to file patents on new developments from our research and experiences to protect and progress our intellectual property assets.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel salary and benefits, travel, tradeshows, consultant fees and stock based compensation.  The decrease in sales and marketing expenses for the year ended 2009 is primarily due to a reduction in the number of employees and consultants and planned expense reduction in all sales and marketing activities.  We reduced the number of sales and marketing employees from a high of four employees and one Japan sales consultant in the year ended 2008 to none at January 31, 2009.  As a result of our reduced spending and the reduction in the number of employees and consultants in the year ended 2009, we experienced decreases from the prior year of $0.8 million in personnel salary and benefits and $0.3 million in travel, tradeshows and other expenses.  Offsetting these decreases was an increase of $0.1 million in consultant fees.  The increase in consultant fees related to commissions and sales fees paid in relation to the IGT contract amendment signed during the year ended 2009.  The overall decrease in sales and marketing costs is consistent with our efforts to conserve cash and focus our attention on immediate sales opportunities.

We expect sales and marketing expenses in the year ending 2010 to be consistent with total expenses in the prior year ended 2009.  However, the composition of expenses in the year ending 2010 will differ from the prior year and will reflect the cost of implementing our strategy in Asia.

General and administrative.   General and administrative expenses consist primarily of personnel salary and benefits, travel, capital raising costs, insurance, stock-based compensation, and professional fees related to our public company filing requirements.  The decrease in general and administrative expenses for the year ended 2009 is primarily due to a reduction in the number of employees and planned expense reduction in all general and administrative activities.  We reduced the number of administrative employees from a high of 10 employees in the year ended 2008 to six at January 31, 2009.  As a result of our reduced spending and the reduction in the number of employees in the year ended 2009, we experienced decreases from the prior year of $0.5 million in personnel salary and benefits, $0.1 million in travel, $0.3 million in legal fees, $0.8 million in consultant fees and $0.3 million in administrative and other expenses.  The decrease in legal and consultant fees related to reductions in expenses from the prior year related to our registration statement, initial efforts to implement Sarbanes-Oxley requirements and public filing requirements.  The overall decrease in general and administrative costs is consistent with our efforts to conserve cash and focus our attention on immediate matters that were of legal, regulatory or administrative importance.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase due to the reduction of inside legal and technical employees and our reliance of external professionals.  We may also experience increased legal and capital raising costs associated with any capital raising activities we may undertake in the year ending 2010.  We anticipate that the overall cost savings measures introduced during the years ended 2008 and 2009 will help us maintain or offset increases in our general and administrative expenses in the year ending 2010.

Other Income and Expense

	Fiscal Year Ended		Change
($ in thousands)	January 31, 2009	January 31, 2008	$	%
Interest income	$156	$193	$(37)	(19%	)
Interest expense	(348)	(54)	(294)	(544%	)
Foreign exchange gain or (loss)	(525)	(106)	(419)	(395%	)
Other income or (expense)	18	-	18	100%

Total other income (expense), net	$(699)	$33	$(732)	(2,218%	)

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous items.  Interest income is earned on our cash and cash equivalents.  We expect interest income to fluctuate in the year ending 2010 depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.   Interest expense was incurred on our notes payable and convertible debt.  Included in interest expense is the amortization of the debt discount associated with the embedded conversion feature of our convertible notes and is amortized over the life of the debenture using the effective yield method.  The increase in interest expense relates to our issuance of secured convertible notes in the year ended 2009 for the aggregate principal amount of $3.9 million.  We expect interest expense to increase in the year ending 2010 as a result of the aggregate principal we expected to remain outstanding under the convertible notes and due to potential additional funding arrangements with interest requirements.  Our foreign exchange gains and losses result from transactions with our New Zealand subsidiaries, with our overseas customers and translation of our New Zealand subsidiaries into U.S. dollars.   The increase in the foreign exchange loss for the year ended 2009 is due to the an increase in cash balances held in New Zealand and fluctuations in the international exchange rates with our subsidiaries in New Zealand.  We anticipate an immaterial amount of foreign exchange gain or loss in the year ending 2010.  Other income or expense was immaterial for the years ended 2009 and 2008 and is expected to be immaterial in the year ending 2010.

Liquidity and Capital Resources

We have funded our operations from inception through January 31, 2009 primarily through the sale and exercise of common stock and warrants, the sale of convertible notes and the use of advance, non-refundable payments of licensing fees.  In the year ended 2009, net cash provided by operating activities was $3.6 million and net cash provided by financing activities was $3.9 million.  Net cash used in investing activities was $0.4 million.  Our operating and asset purchasing activity during the year ended 2009 was primarily funded by an advance, non-refundable payment of license fees of $10 million from IGT and $3.8 million from the sale of convertible notes to our major stockholder, K1W1.  We expect the cash balance of $7.3 million at January 31, 2009 to be adequate to fund our operations in the year ending 2010.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of January 31, 2009, we had 13,670,681 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.49.  We also had as of January 31, 2009 outstanding warrants to purchase 16,063,876 shares of common stock at a weighted average exercise price of $1.15.  In March 2009, 9,003,832 warrants with a weighted average exercise price of $1.11 expired.  The remaining 7,060,044 with a weighted average exercise price of $1.20 have an expiration date in July 2009.

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

Provision for State and Federal Income Taxes

From inception through January 31, 2009, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two foreign subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at January 31, 2009 and 2008.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for year ended 2009 and 2008.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  At January 31, 2009 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the years ended 2009 and 2008.

We are subject to taxation in the U.S. and California. Our subsidiaries are subject to taxation in New Zealand.  All of our tax years in the U.S. will be open to examination by the federal and California tax authorities because the statute of limitations are open and due to our overall net operating loss carry forward position.  Our subsidiaries are subject to examination by foreign tax authorities for all tax years.

Obligations

Our obligations as of January 31, 2009 consisted of operating leases for facilities and secured convertible notes.  Minimum lease payments required under the operating leases amounted to $0.25 million after termination of the office lease and sublease at 3 Twin Dolphin Drive, Redwood City, California and are payable through 2012.  The aggregate principal amount of the secured convertible notes at January 31, 2009 totaled $3.9 million and is convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity one year from the date of issuance the secured convertible notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The secured convertible notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the secured convertible note purchase agreement, each note holder has received in the form of a warrant the right to participate in the qualified financing, if any, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The secured convertible notes are secured by our assets.  In February 2009, we extended the maturity date of each of the secured convertible notes to February 4, 2010. All other terms and conditions of the secured convertible notes and related agreements remained the same.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We have described our accounting policies in Note 1 to our consolidated financial statements included in the Form 10-K under Item 8 of this Part II entitled “Financial Statements and Supplementary Data”.  The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Annual Report on Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.  See also the section entitled “Risk Factors” for certain matters which may affect our future results of operations.

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

During the year ended 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (FAS 109) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  There was no impact to our consolidated financial position, results of operations or cash flows for the years ended 2008 and 2009.

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

Item 8 - Financial Statements and Supplemental Data

Documents filed as part of this annual report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       To the Board of Directors and Stockholders of PureDepth, Inc.

We have audited the accompanying consolidated balance sheets of PureDepth, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureDepth, Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

STONEFIELD JOSEPHSON, INC.
San Francisco, California
April 14, 2009

PUREDEPTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	January 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$7,275,435	$429,726
Restricted cash	15,000	78,499
Accounts receivable, net	93,415	12,000
Inventory	118,355	-
Other current assets	210,398	152,276
Total current assets	7,712,603	672,501

Property and Equipment, net	265,934	382,300

Other Assets
Intellectual property, net	2,230,313	2,564,260
Other assets	45,949	40,000
Total Assets	$10,254,799	$3,659,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$286,369	$379,556
Accrued expenses	237,980	865,641
Accrued interest	100,618	7,253
Notes payable – current portion	-	135,870
Deferred revenue – current portion	939,757	750,000
Convertible debt, net of discount	3,897,849	-
Other current liabilities	13,646	-
Total current liabilities	5,476,219	2,138,320

Long Term Liabilities
Notes payable	-	312,309
Long term debt	-	100,000
Deferred revenue	11,020,063	2,033,654
Other long term liabilities	15,000	-
Total Liabilities	16,511,282	4,584,283

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,991,352 and 68,483,979 issued and outstanding	68,991	68,484
Additional paid in capital	35,225,671	34,155,297
Accumulated other comprehensive loss	(922,600)	(706,421)
Accumulated deficit	(40,628,545)	(34,442,582)
Total stockholders' deficit	(6,256,483)	(925,222)
Total Liabilities and Stockholders' Deficit	$10,254,799	$3,659,061

The accompanying footnotes are an integral part of these consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended January 31, 2009	Year ended January 31, 2008
Revenue
Licensing	$1,167,834	$750,000
Services	158,467	67,088
Product sales	321,750	207,317
Total revenue	1,648,051	1,024,405

Cost of licensing	327,902	308,147
Cost of services	119,550	57,776
Cost of product sales	388,130	184,565
Total cost of revenue	835,582	550,488
Gross margin	812,469	473,917

Operating Expenses
Depreciation	115,837	101,766
Research and development	2,093,845	2,769,356
Sales and marketing	798,758	1,748,669
General and administrative	3,290,960	5,250,848
Total operating expenses	6,299,400	9,870,639

Loss from operations	(5,486,931)	(9,396,722)

Other Income (Expense)
Interest income	156,109	193,370
Interest expense	(347,735)	(53,940)
Foreign exchange loss	(525,073)	(106,432)
Other income	17,667	368
Total other income (expense)	(699,032)	33,366

Loss before income taxes	(6,185,963)	(9,363,356)

Income tax provision	-	-

Net loss	$(6,185,963)	$(9,363,356)

Net loss per share, basic and diluted	$(0.09)	$(0.14)
Weighted average shares outstanding	68,615,920	67,231,738

Comprehensive Loss
Net loss, per statement of operations	$(6,185,963)	$(9,363,356)
Foreign exchange gain (loss)	(216,179)	4,480

Comprehensive net loss	$(6,402,142)	$(9,358,876)

The accompanying footnotes are an integral part of these consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2008 and 2009

	Preferred Series A		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 31, 2007	-	$-	66,157,382	$66,157	$32,448,319	$(710,901)	$(25,079,226)	$6,724,349
Exercise of B-warrants for common stock at $0.87 per share in March 2007	-	-	205,202	205	178,698	-	-	178,903
Exercise of common stock options at a weighted average exercise price of $0.28 per share	-	-	2,121,395	2,122	591,868	-	-	593,990
Issuance of stock options as stock-based compensation	-	-	-	-	936,412	-	-	936,412
Net loss	-	-	-	-	-	-	(9,363,356)	(9,363,356)
Foreign exchange translation	-	-	-	-	-	4,480	-	4,480
Balance at January 31, 2008	-	$-	68,483,979	$68,484	$34,155,297	$(706,421)	$(34,442,582)	$(925,222)

Exercise of common stock options at an exercise price of $0.28 per share in July 2008	-	-	88,256	88	24,624	-	-	24,712
Issuance of common stock at $0.17 per share in November 2008	-	-	294,117	294	49,706	-	-	50,000
Issuance of common stock at $0.21 per share for professional services in December 2008	-	-	125,000	125	26,125	-	-	26,250
Debt discount associated with embedded conversion feature of convertible notes	-	-	-	-	205,263	-	-	205,263
Issuance of stock options as stock-based compensation	-	-	-	-	764,656	-	-	764,656
Net loss	-	-	-	-	-	-	(6,185,963)	(6,185,963)
Foreign exchange translation	-	-	-	-	-	(216,179)	-	(216,179)
Balance at January 31, 2009	-	$-	68,991,352	$68,991	$35,225,671	$(922,600)	$(40,628,545)	$(6,256,483)

The accompanying footnotes are an integral part of these consolidated financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended
	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,185,963)	$(9,363,356)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	443,739	409,914
Gain on disposal of fixed assets and intellectual property	(7,893)	-
Stock-based compensation expense	764,656	936,412
Stock issued for professional services	26,250	-
Marketable securities	-	(44,247)
Non-cash interest expense	-	(2,822)
Amortization of debt discount	203,112	-
Changes in operating assets and liabilities:
Accounts receivable	(81,415)	(2,791)
Restricted cash	63,499	(17,677)
Inventory	(118,355)	-
Other assets	(64,071)	(40,084)
Accounts payable	(93,187)	147,918
Deferred revenue	9,176,166	(750,000)
Accrued expenses	(627,661)	597,321
Accrued interest	93,365	(1,993)
Other liabilities	28,646	-
Net cash provided by (used in) operating activities	3,620,888	(8,131,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	-	(999,631)
Proceeds from the maturity of securities	-	4,016,000
Proceeds from sale of fixed assets	14,946	-
Purchases of fixed assets	(15,734)	(168,943)
Expenditures for intellectual property	(419,945)	(337,002)
Net cash provided by (used in) investing activities	(420,733)	2,510,424

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	74,712	772,896
Proceeds from convertible debt	3,800,000	100,000
Borrowings on capital lease and short term financing	-	15,074
Principal payments on notes payable	(12,979)	(121,621)
Net cash provided by financing activities	3,861,733	766,349
Effect of exchange rate on cash	(216,179)	4,480

Net increase (decrease) in cash and cash equivalents	6,845,709	(4,850,152)
Cash and cash equivalents at beginning of year	429,726	5,279,878
Cash and cash equivalents at end of year	$7,275,435	$429,726

Cash paid for interest	$-	$56,045

NON CASH DISCLOSURES:
Advance on convertible debt	$100,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements

PUREDEPTH, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
January 31, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies and Description of Business

The Company - Description of Business

PureDepth, Inc., (PDI) along with its wholly owned subsidiaries, PureDepth Limited (PDL) and PureDepth Incorporated Limited (PDIL), and predecessor parent entity, Deep Video Imaging Limited (DVIL), (collectively, the Company) develops, markets, licenses, and supports multi-layer display (MLD) technology. The Company also sells prototype MLD-enabled display devices and related components that it manufactures. The Company’s technology has application in industries and markets where LCD monitors and displays are utilized including location based entertainment, computer monitors, telecommunications, mobile phones and other hand held devices.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”.  The consolidated financial statements include all of the accounts of PureDepth, Inc., a U.S. corporation based in California, and its wholly-owned subsidiaries, based in Auckland, New Zealand.

As a result of the Company experiencing losses and net cash used in its operating activities in each of the last two years and its anticipating a loss and additional cash to be used in the next twelve months, the Company has carefully assessed its anticipated cash needs for the next twelve months. The Company has adopted an operating plan to manage the costs of its capital expenditures and operating activities along with its revenues in order to meet its working capital needs. Although the Company believes that it has sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it makes no assurance that it will be able to do so. Accordingly, the accompanying consolidated financial statements are presented on the basis that the Company is a going concern.

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

Revenue Recognition

Revenue is derived from licensing, services and product sales.  Licensing revenues are primarily royalties paid by licensees related to use of intellectual property which include technical transfer, implementation and integration of both hardware and software solutions, post contract support, training, and consulting.  Service revenues are derived primarily from technical and professional support provided to customers in order for them to develop, test and promote MLD applications in their products.  Product revenues are derived primarily from the sale of demonstration units, MLD components and product samples.

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

Cash and Cash Equivalents

The Company considers all savings, checking accounts, money market funds and certificates of deposit to be cash equivalents.  All highly liquid investments purchased with an original maturity from the date of purchase of three months or less are considered cash equivalents.  Investments with an original maturity date from the date of purchase of more than three months but less than one year are classified as marketable securities.  Investments with a maturity date of one year or more from the date of purchase are classified as long term investments.

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

The carrying amount of long-term debt at January 31, 2009 is not materially different from the fair value based on rates available for similar types of arrangements.

Research and Development Costs

Research and development costs are expensed in the period incurred in accordance with SFAS No. 2 Accounting for Research and Development Costs. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.

Inventories

The Company uses a series of subcontractors to manufacture a MLD component part that is sold to a licensing customer.  Inventory consists of the purchases of raw materials, work in process and finished goods.  All inventories are located at subcontractor facilities.   Inventories are stated at the lower of cost or market value with cost determined under the first-in, first-out (“FIFO”) method.  Market is determined based on net realizable value.  The Company regularly analyzes its inventory levels and writes down inventory that has become obsolete, defective or inventory that has a cost basis in excess of the expected net realizable value.

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

The Company evaluates the recoverability of its intellectual property under the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Whenever events or changes in the circumstances indicate the potential for impairment of the intellectual property, the Company reviews the recoverability by comparison of its carrying amount to the expected future value.  No impairments of intellectual property have been identified as of January 31, 2009.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Advertising costs during years ended 2008 and 2009 were insignificant.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.   In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard (“FSP FAS 157-2”) 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.  The Company is currently evaluating what effect, if any, the adoption of FSP FAS 157-2 will have on the Company’s financial condition, results of operations, or liquidity.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations and their effects on the financial statements. SFAS No. 141(R) is effective as of the beginning of 2009. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51. SFAS No. 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS No. 160 is effective as of the beginning of 2009. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. For instruments subject to the scope of FSP APB 14-1, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The adoption of this statement will not result in a material change to the Company’s current practice.  See Note 7 – Long-Term Debt, Secured Convertible Debt and Related Instruments, for current disclosures and financial handling of the Company’s secured convertible debt.

Effective January 1, 2008 the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

Note 2 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	January 31, 2009	January 31, 2008
Cash and cash equivalents:
Cash	$1,706,467	$415,290
Certificates of deposit	4,263,659	-
Money market funds	1,305,309	14,436
Total cash and cash equivalents	7,275,435	429,726

Restricted cash:
Certificates of deposit	15,000	78,499
Total cash, cash equivalents and restricted cash	$7,290,435	$508,225

Note 3 - Inventory

Raw materials, work-in-process and finished goods consisted of the following:

Inventories:	January 31, 2009	January 31, 2008
Raw materials	$-	$-
Work-in-process	117,677	-
Finished goods	678	-
Total inventories	$118,355	$-

Note 4 - Property and Equipment

Property and equipment, net, consist of the following:

	January 31, 2009	January 31, 2008
Computer hardware and software	$211,873	$209,436
Leasehold improvements	76,094	71,434
Plant and equipment	325,139	336,916
Less: accumulated depreciation	(347,172)	(235,486)
	$265,934	$382,300

Depreciation expense for years 2009 and 2008 totaled $115,837 and $101,766, respectively.

Note 5 - Intellectual Property

Intellectual property consists of the following:

	January 31, 2009	January 31, 2008
Patent registration costs	$2,819,828	$2,399,880
Software development costs	70,456	70,456
Acquired patent rights	333,400	2,299,509
Less: accumulated amortization	(993,371)	(2,205,585)
	$2,230,313	$2,564,260

Amortization for years 2009 and 2008 totaled $327,902 and $308,148, respectively.  Amortization expense for the next five years is summarized in the following table:

Year ended January 31,
2010	$140,990
2011	140,990
2012	140,990
2013	140,990
2014	140,990
Thereafter	1,525,363
Total	$2,230,313

Note 6 - Related Party Transactions

On April 5, 2007, the Board of Directors agreed to grant David Hancock, as a director and Chairman of the Board of Directors of the Company, an option to acquire 100,000 shares of the Company's common stock under the Plan, to be effective upon the date on which the Company’s stockholders approved of an increase in the number of shares of common stock available under the Plan.  However, Mr. Hancock resigned from the Board on June 26, 2007 prior to the date on which such stockholder approval was obtained and thus the grant was not issued.  Also, the Company had a consulting services agreement with D H Strategies, Inc. owned by David Hancock.  When Mr. Hancock resigned from the Board of Directors and as Chairman on June 26, 2007 the contract was terminated.  For the year 2008, the Company paid $38,276 related to the contract.

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

On June 26, 2007, Mr. Marcus was appointed as our Chief Executive Officer on an interim basis after the resignation of Mr. Angelopoulos as our Chief Executive Officer.  In his capacity as a consultant, Mr. Marcus received an hourly fee of $150 per hour, limited to $1,500 per day.  Mr. Marcus was subsequently appointed full-time Chief Executive Officer of the Company pursuant to the terms of an executive employment agreement in September, 2007, as described below. Mr. Marcus subsequently resigned as Chief Executive Officer of the Company on January 24, 2008, as described below.

On July 20, 2007, the Company entered into an agreement with Mr. Angelopoulos relating to his separation from the Company. The terms of the Separation Agreement superseded any relevant terms of Mr. Angelopoulos’ employment agreement and call for Mr. Angelopoulos to provide consulting services to the Company for a period of three months following his resignation. During such three month period, Mr. Angelopoulos earned a monthly consulting fee equivalent to his monthly salary at the time of his departure (“Base Salary Rate”); thereafter he will continue to receive, as severance payment, semi-monthly payments in a monthly amount equal to his Base Salary Rate for a period of twelve months. Under the Separation Agreement, the Company paid for two years of Mr. Angelopoulos’ COBRA health insurance premiums. As of January 31, 2009 all severance and COBRA health insurance premiums have been paid in full.  In addition, Mr. Angelopoulos’ stock option agreement was amended to provide that it may be exercised in two tranches in 2007 and 2008, respectively, and to accelerate the selling schedule applicable to shares of the Company’s common stock acquired upon any such exercise, so that the following shares may be sold in the following years.  Mr. Angelopoulos did not exercise his options under this agreement and all his options expired and were cancelled on December 31, 2008.

On August 2, 2007, the Company and K One W One Limited (K1W1), entered into a waiver agreement, whereby K1W1 agreed to waive its existing registration rights previously granted to K1W1 by us under various agreements.  K1W1 is the Company’s  largest stockholder and as of January 31, 2009, was the beneficial owner of approximately 52.9% of the Company’s outstanding stock.

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

On September 11, 2007, Mr. Marcus was formally appointed our Chief Executive Officer.  We entered into an executive employment agreement with Mr. Marcus relating to his change of status from interim to full-time Chief Executive Officer of the Company and providing for the elements of his future compensation.  Under this agreement, Mr. Marcus was to earn an annual salary of $276,000 (the "Base Salary"), and up to two performance bonuses in an aggregate amount up to $50,000 upon the achievement of certain goals to be established by the Board of Director's Compensation Committee (the "Performance Goals); the Board subsequently determined and paid Mr. Marcus $30,000 of such Performance Goals. In addition, on October 4, 2007, the Board granted Mr. Marcus an option (the "October Option"), to purchase 150,000 shares of Company common stock pursuant to the Plan.  The October Option has an exercise price of $0.95 which was equal to the closing price of our common stock on October 4, 2007 as reported by the OTC Bulletin Board and vested on a monthly basis over the three (3) month period following September 11, 2007.  In addition, the Board also granted Mr. Marcus a second option (the "December Option"), to purchase 150,000 shares of our common stock pursuant to the Plan.  The December Option has an exercise price of $0.96 which was equal to the closing price of our common stock on December 3, 2007 as reported by the OTC Bulletin Board and vested on a monthly basis over the three (3) month period following September 11, 2007.  At the discretion of the Board, Mr. Marcus was also eligible to receive two additional option grants, each to purchase a number of shares of Company common stock up to but not in excess of 37,500 shares, after ninety and one hundred and eighty days, respectively, upon the achievement of the Performance Goals; none of such options were subsequently granted.  The agreement contains other terms that are standard for such an employment arrangement, including without limitation, provisions relating to confidentiality, arbitration and non-solicitation. On January 24, 2008, the Board and Mr. Marcus mutually agreed that Mr. Marcus would step down in his capacity as the Chief Executive Officer of the Company. Mr. Marcus’ role as Chief Executive Officer terminated on January 24, 2008 (the “Effective Date”) however he will continue to serve on the Board, in his capacity as Chairman.  During the thirty (30) day period following the Effective Date, Mr. Marcus remained as an employee of the Company, serving at the direction of the Board and the President of the Company.  Thereafter, in accordance with his employment agreement dated September 14, 2007 (the “Employment Agreement”), Mr. Marcus will receive four and one-half months of payments, payable in accordance with the Company’s standard payroll procedures services, together with COBRA reimbursement for a maximum of four and one-half months.  To the extent that the Mr. Marcus’ options to purchase Common Stock were unvested as of the Effective Date, such shares became fully vested immediately prior to such date and Mr. Marcus was eligible to exercise such options within 90 days of the effective date.  Mr. Marcus did not exercise his options and they were subsequently cancelled.

On October 30, 2007, Mr. John R. Stringer was appointed by the Board of Directors of the Company to fill a vacancy on the Board. Mr. Stringer was also appointed to the Compensation Committee of the Board of Directors. Mr. Stringer received cash compensation for his services as a member of the Board pursuant to the Company's Director Compensation Policy previously adopted by the Board. In addition, the Board granted Mr. Stringer an option (the "Initial Option") to purchase an aggregate of 100,000 shares of the Company's common stock pursuant to the Plan. The Initial Option had an exercise price of $0.85, which was equal to the closing price of the Company's common stock on October 30, 2007, the grant date of the option, as reported by the OTC Bulletin Board. Vested shares subject to the Initial Option may be exercised within seven years from the effective date of the director's appointment and are subject to the terms and conditions of the Plan and associated stock option agreement. The shares subject to the Initial Option vest over three years, with one-sixth of the shares subject to the Initial Option vesting six months from the date of appointment, and one-twelfth of the shares subject to the Initial Option vesting each quarter thereafter. Mr. Stringer was also granted an option to purchase 375,000 shares of the Company's common stock on April 10, 2008 with the same vesting schedule and terms and conditions as the Initial Option and with an exercise of $0.85, which was equal to the closing price of the Company's common stock on April 10, 2008, the grant date of the option, as reported by the OTC Bulletin Board.  Subsequently, on November 25, 2008, Mr. Stringer resigned as a member of the Board of Directors.  Mr. Sringer was eligible to exercise the portion of then vested options within 90 days of his resignation date.  Mr. Stringer did not exercise his options and they were subsequently cancelled.

On January 19, 2008, Mr. John Blair was appointed by the Board of Directors of the Company to fill a vacancy on the Board.  Mr. Blair was also appointed to serve on the Board’s Compensation Committee.  Mr. Blair will receive cash compensation for his services as a member of the Board pursuant to the Company’s Director Compensation Policy approved by the Board on April 5, 2007.   In addition, the Board (1) granted Mr. Blair an option (the “initial Option”) to purchase an aggregate of 100,000 shares of the Company’s common stock pursuant to the Company’s 2006 Stock Incentive Plan, as amended  ("Plan"), with an exercise price of $0.27, which was equal to the closing price of the Company’s common stock on January 24, 2008 as reported by the OTC Bulletin Board, and (2) on April 10, 2008 the board granted Mr. Blair an option (the “Second Option”) to purchase an aggregate of 275,000 shares of the Company’s common stock pursuant to the Company’s 2006 Stock Incentive Plan, as amended  ("Plan"), with an exercise price of $0.27, which was equal to the closing price of the Company’s common stock on April 10, 2008 as reported by the OTC Bulletin Board.   Vested shares subject to the options will be subject to the terms and conditions of the Plan and any associated stock option agreement.  The shares subject to the options will vest over three years, with one-sixth of the shares subject to the initial option vesting six months from the effective date of appointment, and one-twelfth of the shares subject to the initial option vesting each quarter thereafter.

On January 30, 2008, the Company was advanced $100,000 by a major shareholder K One W One (“K1W1”) in anticipation of the convertible note purchase agreements (“notes”) signed subsequent to year end on February 4, 2008.  See note below.

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company entered into a convertible note purchase agreement (“Note Purchase Agreement”) with K One W One (“K1W1”) providing for the purchase by K1W1 of convertible notes (“Notes”) up to of an aggregate principal amount of $3,900,000 or such greater amount as is approved in writing by the Company’s board of directors and K1W1.  On February 3, 2009, the Company entered into an Amendment No. 1 to Convertible Promissory Notes (the “Amendment”), which amends each of the  Convertible Promissory Notes previously issued by the Company to K One W One Limited (“K1W1”) on February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, respectively (collectively, the “Notes”), pursuant to the  Convertible Note Purchase Agreement dated as of February 4, 2008 and Security Agreement dated as of February 4, 2008, in each case as amended by Amendment No. 1 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 and Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated August 12, 2008.  The Amendment restates and extends the maturity date of each of the Notes to February 4, 2010. All other terms and conditions of the Notes and the Convertible Note Purchase Agreement and Security Agreement, as amended, remain the same.  The Notes are secured by the assets of the Company pursuant to a security agreement.  The Notes are convertible at a discount of five percent (5%) into investment instruments issued by the Company pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity of the Notes on February 4, 2011 the Notes may, at K1W1’s option, convert into common stock of the Company at a five percent (5%) discount from a formula-derived market price.  The Notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the Note Purchase Agreement, K1W1 received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the Notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.

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

On April 29, 2008 the Company and Mr. McCaman entered into an amendment to Mr. McCaman’s employment agreement in connection with his appointment as President of the Company.  The amendment provided that Mr. McCaman’s base salary was increased to $210,000 effective as of March 1, 2008 and that he was eligible for an executive incentive bonus, in an amount up to $50,000 per quarter, to be based upon key performance indicators (“KPI’s”) to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  On July 7, 2008 the Company paid Mr. McCaman a $25,000 executive incentive bonus determined and approved by the Board’s Compensation Committee for the three months ended April 30, 2008.  In addition, the amendment provided for the grant of a stock option to purchase 750,000 shares of the Company’s common stock, vesting over two years.  The Board of Directors previously approved Mr. McCaman’s 750,000 stock option grant as part of the stock options granted on April 10, 2008.  Pursuant to the amendment and subject to the approval of the Board, each quarter Mr. McCaman was to be eligible for additional grants of stock options to purchase up to 150,000 shares of the Company’s common stock, to be based upon KPI’s to be mutually determined by Mr. McCaman and the Board’s Compensation Committee, for the first two quarters, within 30 days of signing of this Amendment, and thereafter on a schedule determined by the parties.  On July 7, 2008 the Board of Directors approved a 75,000 stock option grant to Mr. McCaman for the three months ended April 30, 2008.  The exercise price of each of the options granted pursuant to the foregoing was equal to the closing price of the Company’s common stock on the option grant date as reported by the OTC Bulletin Board.  These options will vest quarterly over three (3) years, and will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  The amendment further provided that in the event of a “Change of Control,” as defined in the amendment, all of Mr. McCaman’s then-unvested options shall immediately vest.  Mr. McCaman’s employment agreement was further amended on September 12, 2008, see below, and February 20, 2009, see Note 15 - Subsequent Events.

On June 9, 2008, the Company entered into a variation to employment agreement and a consultancy agreement with Ms. Kristin Bowman, Senior Vice President, Customer and Business Development of PureDepth Incorporated Limited, the Company’s New Zealand subsidiary (“PDIL”), and a director of the Company, relating to her separation from employment with the Company.  The terms of the variation to employment agreement, which amend her Employment Agreement dated March 31, 2005, were generally effective as of April 17, 2008 and provide for a reduction in Ms. Bowman’s work hours to 8 hours per week, with a corresponding reduction in her salary, and the remainder of her previously scheduled weekly work hours taken as vacation pay until her accrued vacation pay was exhausted.  The agreement also provided for the resignation of Ms. Bowman’s position with, PDIL effective June 14, 2008.  Ms. Bowman did not resign as a director of the Company.   The terms of the consultancy agreement were effective after the effective date of Ms. Bowman’s resignation on June 14, 2008 and call for Ms. Bowman to consult with PureDepth’s executive management team without charge for up to 20 hours per calendar quarter with any additional hours to be charged at a rate of USD$150 per hour until January 31, 2009, after which she will be entitled to USD$150 per hour for all consultancy to the Company or it subsidiaries. The agreement may be terminated by either party with six months notice.  Pursuant to the consultancy agreement, Ms. Bowman’s option agreement was also amended to provide that in the event Ms. Bowman ceases to serve as a director, officer, employee or consultant of the Company, she will have until the earlier of (i) 365 days from the date of such termination or (ii) March 31, 2011 to exercise all or any part of her vested options.

On August 27, 2008, the Board of the Company appointed Andrew L. Wood (‘Andy”) as Chief Executive Officer (CEO) and director of the Company effective September 8, 2008 and entered into an executive employment agreement on August 27, 2008 and Amendment No. 1 to Employment Agreement on February 20, 2009 with Mr. Wood providing for his future compensation and benefits.  Mr. Wood will earn an annual base salary of $250,000 per year, will participate in a performance-based compensation (“Bonus”) plan, was granted options to purchase 3,400,000 shares of the Company’s common stock (the “Option”) and will be provided customary and usual fringe benefits generally available to employees of the Company, subject to the terms and conditions of the Company’s benefit plan documents and policies.  Mr. Wood’s participation in the Bonus plan is based on criteria of such performance objectives (the “Goals”) defined by Mr. Wood and the Compensation Committee of the Board during the first month following Mr. Wood’s commencement of employment.  Although there is no minimum guaranteed bonus, Mr. Wood will be eligible to earn an aggregate annual bonus of up to one hundred twenty five thousand dollars ($125,000), payable at Mr. Wood’s election in either cash, a common stock award under the Company’s 2006 Stock Incentive Plan (the “Stock Plan”) or a combination of both, in connection with the achievement of the goals.  Mr. Wood’s option will vest monthly over four (4) years with the measuring period beginning on August 27, 2008 so long as Mr. Wood continues to be employed by the Company or any of its subsidiaries.  The exercise price of the option granted was the closing price of the Company’s common stock on September 24, 2008, the date of grant, as reported by the OTC Bulletin Board.  Mr. Wood’s termination benefits are as follows:  In connection with a termination by the Company of Mr. Wood’s employment Without Cause (as defined in the Agreement and which may include a voluntary resignation by Mr. Wood in certain circumstances following a Material Adverse Change (as defined in the Agreement)), the Company shall pay Mr. Wood an amount equal to his then effective base salary for a period of six (6) months, payable in equal installments in accordance with the Company’s regular payroll schedule; and if such termination Without Cause takes place on or within twelve (12) months following the effective date of a Change of Control (as defined in the Agreement), Mr. Wood shall also become vested in 100% of the shares subject to any options to purchase Company common stock then held by him.  Receipt of the foregoing termination benefits will be contingent upon Mr. Wood’s execution of a general release of claims.  Mr. Wood’s employment agreement was further amended on February 20, 2009; see Note 15 – Subsequent Events.

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

On September 12, 2008, the Company and Mr. McCaman entered into a second amendment to Mr. McCaman’s employment agreement in connection with his resignation as President of the Company effective September 12, 2008.  The amendment provided that Mr. McCaman’s base annual salary will remain at $210,000 and that effective beginning September 1, 2008, Mr. McCaman will be eligible for an executive incentive bonus in an amount up to 12.5% of his then current annual base salary per fiscal quarter, with payment of any such bonus to be based upon the achievement of key performance indicators to be mutually determined by Mr. McCaman and the Board’s Compensation Committee on a schedule determined by the parties.  Pursuant to the bonus arrangements in the prior agreement which are being replaced by the amendment, Mr. McCaman was paid $25,000 in respect of the three months ended July 31, 2008.  Also pursuant to the prior agreement and acknowledged in the amendment, Mr. McCaman was granted on September 24, 2008 an option to purchase 75,000 shares of the Company’s common stock (the “Bonus Option”).  The Bonus Option will vest quarterly over three (3) years, subject to the certain acceleration of vesting described below.  The Bonus Option will be subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement.  Pursuant to the second amendment and the subsequent Amendment No. 3 to Employee Agreement on February 20, 2009, all unvested options granted to Mr. McCaman will immediately vest in the event that Mr. McCaman is terminated without Cause (as defined in the employment agreements, and which for these purposes may include a voluntary resignation by Mr. McCaman in certain circumstances following a Material Adverse Change (as defined in the Agreement) on or within twelve months following the effective date of a Change of Control. The grant of any such subsequent options will be at the sole discretion of the Board of Directors (or Compensation Committee thereof), and Mr. McCaman waived any rights to equity of the Company (other than options then held by him and the Bonus Option) with respect to the prior terms of his employment agreement.

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

Note 7 - Note Payables

The Company had the following obligations outstanding:

	January 31, 2009	January 31, 2008

Notes payable excluding imputed interest to date at 10%,
payable in equal annual installments of $175,000 and
settled in full as of January 30, 2009	$-	$435,200
Other	-	12,979
Less: current portion	-	(135,870)
Total long term notes payable	$-	$312,309

Note 8 – Long-Term Debt

Secured Convertible Debt and Related Instruments

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company executed a Convertible Note Purchase Agreement (“Note Purchase Agreement”) with K One W One Ltd., a majority shareholder and accredited investor, whereby the Company issued $3.9 million in secured convertible promissory notes (the “Convertible Notes”). These notes bear an interest rate of 8% per year, which accrues starting on October 4, 2008, and mature on February 4, 2009. On February 3, 2009, the Company entered into an Amendment No. 1 to Convertible Promissory Notes (the “Amendment”), which amends each of the  Convertible Promissory Notes previously issued by the Company to K One W One Limited (“K1W1”) on February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, respectively (collectively, the “Notes”), pursuant to the  Convertible Note Purchase Agreement dated as of February 4, 2008 and Security Agreement dated as of February 4, 2008, in each case as amended by Amendment No. 1 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 and Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated August 12, 2008.  The Amendment restates and extends the maturity date of each of the Notes to February 4, 2010.  All other terms and conditions of the Notes and the Convertible Note Purchase Agreement and Security Agreement, as amended, remain the same. See description at Note 16 – Subsequent Events.  The Company intends to use the proceeds for general corporate purposes, including working capital. This financing was a private placement with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to a Security Agreement dated February 4, 2008, as amended on July 4, 2008 and August 12, 2008, by and between the Company and the Purchaser (the “Security Agreement”); the Convertible Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property. The principal and interest due on the Convertible Notes are payable on the maturity date, subject to earlier conversion due to a Qualified Financing event, as defined in the Convertible Notes. At the option of the holder, principal and interest due on the Convertible Notes is payable either in cash or in common stock. The price per share of common stock for any such conversion shall be equal to an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to the date of the signing of the Agreement (or, in the case of Convertible Notes issued on or after July 4, 2008, the date of issuance of such Convertible Notes), as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of January 31, 2009, the Company is not in default.

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

The value assigned to the Convertible Notes and the related debt features on issuance as of January 31, 2009 is the following:

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
February 4, 2008	$1,000,000	$52,632	$947,368
March 14, 2008	2,000,000	105,263	1,894,737
July 5, 2008	400,000	21,053	378,947
August 12, 2008	500,000	26,315	473,685
Total	$3,900,000	$205,263	$3,694,737

The amortized debt discount associated with the embedded conversion feature was recorded to interest expense in the amount of $203,112 for the year 2009.

If the aggregate principal amount owing under the Convertible Notes is converted, the Company will issue approximately 24,175,000 shares of Common Stock, which may be adjusted based upon the conversion purchase price formula pursuant to the terms of the Convertible Note.  If the Notes are not converted, the principal and accrued interest will be due on February 4, 2009.

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

Note 9 - Stockholders’ Equity

Stock transactions

In March 2007, the Company issued 205,202 shares of common stock pursuant to the exercise of B-warrants for cash totaling $178,903, at an exercise price of $0.87 per share.

During 2008 the Company issued 2,121,395 shares of common stock pursuant to the exercise of stock options for cash totaling $593,990 at an exercise price of $0.28 per share.

In July 2008 the Company issued 88,256 shares of common stock pursuant to the exercise of stock options for cash totaling $27,712 at an exercise price of $0.28 per share.

In November 2008 the Company sold and issued 294,117 shares of common stock to an accredited investor, as defined by Rule 501 under the Securities Act, for cash totaling $50,000 at a purchase price of $0.17 per share.

In December 2008 the Company issued 125,000 shares of common stock in exchange for professional services totaling $26,250 at a value of $0.21 per share.

Stock warrants

The following table summarizes common stock warrant issuance and exercise activity.

	January 31, 2009		January 31, 2008
	Warrants	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding at beginning of year	17,290,468	$1.15	19,404,660	$1.12
Issued	-	-	-	-
Exercise	-	-	(205,202)	$0.87
Expired	(1,226,592)	$1.20	(1,908,990)	$0.87
Outstanding at end of year	16,063,876	$1.15	17,290,468	$1.15
Exercisable at end of year	16,063,876	$1.15	17,290,468	$1.15

Included in the total outstanding warrants at year end January 31, 2009 are A-warrants to purchase 7,921,021 shares of common stock at $1.20 per share, C-warrants to purchase 1,082,811 shares of common stock at $0.44 per share, and D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

Stock option plan

At January 31, 2009, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan Number 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in US dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in year ended January 31, 2009 and 2008 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected terms of 3.5 to 5.0 years for stock options and 1.5 years for stock warrants.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant

Significant Assumptions	2009	2008
Expected volatility	70%	70%
Expected forfeiture rate	30%	30%
Expected dividend yield	0%	0%
Expected term (in years)	3.5 to 5.5	3.5 to 5.0
Risk-free rate	1.50% - 3.19%	2.94% - 5.03%

A summary of option activity under the Plan is presented below:

	January 31, 2009		January 31, 2008
Option Shares	Shares	Weighted Ave. Exercise Price	Shares	Weighted Ave. Exercise Price
Outstanding at beginning of year	12,002,429	$0.74	12,815,411	$0.68
Granted	7,780,000	$0.28	4,177,501	$1.21
Exercised	(88,256)	$0.28	(2,121,395)	$0.28
Forfeited and cancelled	(6,023,492)	$0.71	(2,869,088)	$1.48
Outstanding at end of year	13,670,681	$0.49	12,002,429	$0.74
Exercisable at end of year	6,610,756	$0.55	8,684,732	$0.53

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2009:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.18 to $0.41	11,346,948	5.43	$0.28	-	5,436,115	$0.28	-
$0.48 to $2.07	1,580,066	5.66	$1.04	-	640,751	$1.11	-
$2.20 to $2.95	533,400	4.87	$2.25	-	361,167	$2.26	-
$3.03 to $3.51	210,267	4.68	$3.40	-	172,723	$3.40	-
Total	13,670,681	5.42	$0.49	-	6,610,756	$0.55	-
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.17 as of January 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  There were no in-the-money stock options exercisable as of January 31, 2009.  At January 31, 2009, 6,610,756 options were exercisable with a weighted-average exercise price of these options was $0.55. Of the 22,241,260 shares of common stock reserved for issuance under its 2006 Stock Incentive Plan, 13,670,681 options were outstanding, 2,923,821 options have been issued and exercised and 5,646,758 options are available for grant at January 31, 2009.

The stock-based compensation cost for options issued in the years 2009 and 2008 was $764,656 and $936,412, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at January 31, 2009 associated with employee and director stock options was approximately $1.3 million and is expected to be recognized over a weighted-average period of 2.6 years.

Note 10 – Major Customer

One customer accounted for approximately 80% of the Company’s licensing revenues in year ended 2009 and 100% in the year ended 2008.  The same customer accounted for the entire ending balance of deferred revenue at January 31, 2009 and 2008.

Note 11 - Income Taxes

The Company did not record a federal, state or foreign tax provision for the year ended January 31, 2009 due to the Company’s continued net operating losses.   No deferred tax benefit has been recorded at January 31, 2009 or January 31, 2008 due to a full valuation allowance against the deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of January 31, 2009.

Significant components of the Company's net deferred tax assets at January 31, 2009 and 2008 were as follows:

	January 31, 2009	January 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$8,283,039	$6,975,496
Fixed assets	(3,916)	-
Intellectual property	760,318	946,690
Inter-company profits	(149)	50,036
Other assets	-	(23,904)
Deferred revenue	866,523	1,108,729
Other liabilities	26,086	40,382
Foreign exchange gains/losses	17,307	-
Compensation	1,231,369	1,244,837

Total deferred tax assets	11,180,577	10,342,266
Valuation allowance	(11,180,577)	(10,342,266)
Net deferred tax assets	$-	$-

As of January 31, 2009, the Company has federal, state and foreign net operating loss carryforwards of approximately $17.3 million, $15.0 million and $4.7 million, respectively. The federal net operating loss carryforwards will expire completely by the year ending 2028 if not utilized. The state net operating loss carryforwards will expire completely by the year ending 2018 if not utilized. The foreign net operating loss carryforwards have an indefinite carryforward period unless significant ownership changes occur.

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

The Company’s effective tax rate differs from the U.S. federal statutory rate of 34% as follows:

	January 31, 2009	January 31, 2008
Federal tax provision at statutory rate	$(866,894)	$(3,183,541)
State tax provision, net of federal impact	28,583	(698,165)
Permanent difference due to non-deductible expenses	-	20,914
Other	-	(22,005)
Valuation allowance	838,311	3,882,797
Effective tax	$-	$-

Effective commencing February 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, "Accounting for Income Taxes", and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognized no liability for unrecognized income tax benefits.  In accordance with FIN 48, the Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense.  As of January 31, 2009, we have no accrued interest or penalties related to uncertain tax positions.

All tax years remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

Note 12 - Other Income and Expense

During year ended 2008, other income and expense consisted of immaterial transactions.  In year 2009 the Company had a gain on its settlement of notes payable that were secured by intellectual property held by the Company.  The Company paid $42,761 to settle outstanding notes and accrued interest of $485,970 and wrote off intellectual property with a net book value of $425,990 that was used as security for the notes payable.  The remaining amount in other income and expense consisted on immaterial transactions.

Note 13 - Leases

The Company leases three facilities, (i) a U.S. corporate headquarters in Redwood City, California, (ii) an office in Redwood City that is subleased to a third party, and (iii) a research and development center in Auckland, New Zealand.

The US corporate headquarter lease is at 230 Twin Dolphin Drive, Suite 230D, Redwood City, California  94065.   The lease has a two year term commencing on June 1, 2008, and covers approximately 1,983 square feet at a current rate of $6,167 per month.

The second Redwood City office is at 3 Twin Dolphin Drive, Redwood City, California.  The lease has a 4 year term, commencing on February 1, 2008 and covers approximately 4,626 square feet at a current rate of $13,341 per month.  The Company subleased this office space to Precise Software Solutions (the sublessee) for a 24 month term commencing on June 1, 2008 at a rate of $13,647 per month.   The lease and sublease were subsequently and simultaneously terminated on April 1, 2009 at a termination cost of $40,000.   See Note 16 Subsequent Events.

The Auckland, New Zealand research and development lease is at 24 Morrin Road, Panmure, Auckland.  The lease has two terms of three years.  The first term commenced on November 1, 2008 and covers approximately 5,750 square feet for approximately $4,000 plus NZ GST per month.  The second term will, if exercised, commence on November 1, 2011 and expire October 31, 2014.  The Agreement also provides for rent reviews in 2010 and 2012.

The following table represents the Company’s future minimum obligations excluding the office lease at 3 Twin Dolphin Drive, Redwood City, California:

Year ended January, 31	Amount
2010	$288,400
2011	244,800
2012	211,200

Total lease expense paid for the year ended January 31, 2009 and 2008 were $181,235 and $139,973, respectively.

Note 14 - Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

	January 31, 2009	January 31, 2008
Loss per share - basic and diluted
Net loss (numerator)	$(6,185,963)	$(9,363,356)
Shares outstanding (denominator)	68,615,920	67,231,738
Loss per share - basic and fully diluted	$(0.09)	$(0.14)

Stock options to purchase 6,610,756 shares of common stock and warrants to purchase 16,063,876 shares of common stock at January 31, 2009, and stock options to purchase 8,684,732 shares of common stock and warrants to purchase 17,290,468 shares of common stock at January 31, 2008 were anti-dilutive and therefore excluded from the fully diluted (loss) per share calculation.

Note 15 – Fair Value Measurements

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents.  Our cash, short-term trade receivables and payables all have carrying amounts which approximate fair value.  The carrying amount of the Company’s notes payable approximates fair value based on incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of long-term debt at January 31, 2009 is not materially different from the fair value based on rates available for similar types of arrangements.  The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations.  The Company has no Level 2 or Level 3 financial assets for years ended 2009 and 2008.

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The fair value of these financial assets at January 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance at January 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money Market Funds	$1,305,309	$1,305,309	$—	$—

Note 16 - Subsequent Events

On February 3, 2009, the Company entered into an Amendment No. 1 to Convertible Promissory Notes (the “Amendment”), which amends each of the  Convertible Promissory Notes previously issued by the Company to K One W One Limited (“K1W1”) on February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, respectively (collectively, the “Notes”), pursuant to the  Convertible Note Purchase Agreement dated as of February 4, 2008 and Security Agreement dated as of February 4, 2008, in each case as amended by Amendment No. 1 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 and Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated August 12, 2008.  The Amendment restates and extends the maturity date of each of the Notes to February 4, 2010. All other terms and conditions of the Notes and the Convertible Note Purchase Agreement and Security Agreement, as amended, remain the same.

On February 8, 2009, the Company implemented a restructuring plan to better align resources with its strategic plans.  The restructuring will result in a realignment and reduction affecting personnel in its Auckland, New Zealand offices.

On February 20, 2009, the Board of Directors approved the cancellation of certain options previously granted to the executive officers and certain of the Directors of the Company and, effective February 23, 2009, granted new options to those executive officers and directors.  The Board took this action in light of the recent trading prices for the Company’s common stock and in order to provide adequate performance and retention incentives.  The executive officers and directors included in this option exchange, together with the number and exercise prices of shares subject to previously outstanding options which were cancelled and the respective new option grants which were issued are as follows:

Name	Title	Number of Shares Subject to Outstanding Options Cancelled (1)	Exercise Price of Shares Subject to Options Cancelled	Number of New Options Granted
Andy L. Wood	Chief Executive Officer and Director	3,400,000	$0.29	3,400,000
Jonathan J. McCaman	Chief Financial Officer and Secretary	250,000	$2.20	250,000
John Blair	Director	375,000	$0.27	375,000
Kristin Bowman	Director	375,000	$0.28	375,000
Mark Kalow	Director	375,000	$0.27 to $3.51	375,000

(1) Optionees were required to cancel vested shares subject to outstanding options, to the extent available.  Any shares subject to an option which were not cancelled remain outstanding on the initial terms of such option.

In addition, Mr. McCaman was granted on February 23, 2009 an additional option to purchase 400,000 shares of our common stock.  David Teece was not eligible to cancel options and did not receive any new option grants.

All of the new options granted will vest monthly over three years from the grant date and have an exercise price of $0.15, which was the closing price of the Company’s common stock on the grant date as reported by the OTC Bulletin Board.  The new options are subject to the terms and conditions of the 2006 Stock Incentive Plan and related form of stock option agreement.

With respect to the options granted to Mr. Wood and Mr. McCaman, 100% of the shares subject to such options will vest in the event the individual’s service is terminated without cause (which may include a voluntary resignation by Mr. Wood or Mr. McCaman in certain circumstances following a material adverse change) on or within twelve months following the effective date of a change in control, subject to certain release conditions.  Each of Mr. Wood and Mr. McCaman’s employment agreements were amended on February 20, 2009 to provide that the new and any future options granted to Mr. Wood and Mr. McCaman will have acceleration provisions consistent with the foregoing.  For purposes of the foregoing, the terms “cause,” “material adverse change” and “change in control” have the meanings set forth in the employment agreements.

With respect to the options granted to the Directors listed above, 100% of the shares subject to such options will vest if the individual’s service is terminated on or within twelve months following the effective date of change in control.  For purposes of the foregoing, the definition of “change in control” is the same as that used in the employment agreements with Mr. Wood and Mr. McCaman.

On February 20, 2009 and pursuant to the Board’s employee incentive goals described above, the Board also approved the grant on February 23, 2009 of additional refresh options to its employees (other than its executive officers) that have previously granted options.  The employees were not required to cancel and exchange any outstanding options in connection with the refresh grants.  All of the new options granted will vest monthly over three years from the grant date with an exercise price equal to the closing price of the Company’s common stock on February 23, 2009 as reported by the OTC Bulletin Board, $0.15 per share,  are subject to the terms and conditions of the Company’s 2006 Stock Incentive Plan and form of stock option agreement and contain a provision that in the event an optionee’s service is terminated without Cause on or within twelve months following the effective date of a Change in Control, 100% of the shares subject to the refresh option will vest, subject to certain release conditions.  For these purposes, the definitions of “Cause” and “Change in Control” are the same as those used in the Employment Agreements referred to above.

On March 1, 2009 all the remaining A-warrants to purchase 7,921,021 shares of common stock at an exercise price of $1.20 per share expired.

On March 16, 2009 all the C-warrants to purchase 1,082,811 shares of common stock at an exercise price of $0.44 per share expired.

On April 1, 2009 the Company simultaneously terminated its leasee obligations with The Realty Associates Fund VII L.P. and its sublessor obligations with Precise Software Solutions on the office property at 3 Twin Dolphin Drive, Suite 350 Redwood City, California.  The Company paid a net lease termination fee of $40,000 to The Realty Associates Fund VII L.P.

On April 1, 2009 the Company entered into a lease agreement for a one-person shared office space with ServCorp Tokyo K.K. at Level 27, Tokyo Sanke Building, 1-7-2 Otemachi, Chiyoda-Ku, Tokyo  100-0004.   The lease commences on April 20, 2009 for a 12 month term at a rate of approximately USD $3,000 per month for the first four months and approximately USD $6,000 per month for the remaining eight months.

On April 13, 2009, the Board of Directors approved the cancellation of an option previously granted to board member Dr. David Teece and, effective April 13, 2009, granted new a new option to Dr. Teece. The Board took this action in light of the recent trading prices for the Company’s common stock and as part of an effort to provide adequate and consistent performance and retention incentives for directors. The cancelled option was exercisable for 375,000 shares of the Company’s common stock at an exercise price of $0.18 per share, and the new option is exercisable for 375,000 shares of the Company’s common stock at an exercise price of $0.11 per share, which was the closing price of the Company’s common stock on the grant date as reported by the OTC Bulletin Board. The new option will vest monthly over three years from April 13, 2009, the grant date, and is subject to the terms and conditions of the 2006 Stock Incentive Plan and related form of stock option agreement. Further, 100% of the shares subject to the option will vest if the individual’s service is terminated on or within twelve months following the effective date of a change in control. For purposes of the foregoing, the definition of “change in control” is the same as that used in the employment agreements with Mr. Wood and Mr. McCaman.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 25, 2007, Mark Bailey & Company notified the Chairman of the Audit Committee of the Board of Directors that it was resigning as our independent auditors, effective after its completion of the annual audit of our financial statements that were included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 and its review of the financial statements that were included in our Quarterly Report on Form 10Q-SB for the three months ended April, 30, 2007.  The report of Mark Bailey & Company on our financial statements for the year ended 2007 and the ten-month period ended 2006 did not contain an adverse opinion or a disclaimer of opinion but was modified as to uncertainty of the Company’s ability to continue as a going concern.  There were not, during our two most recent fiscal years any disagreements with Mark Bailey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mark Bailey & Company would have caused it to make reference to the subject matter of the disagreement in connection with its reports, nor were there any “reportable events” as provided in Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

We provided Mark Bailey & Company with a copy of our disclosure with regard to their resignation and requested that it furnish us with a letter addressed to the SEC stating whether it agreed with the above statements.  A copy of Mark Bailey & Company’s letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007.

We subsequently engaged Stonefield Josephson, Inc. to serve as our principal independent accountant.  Stonefield Josephson, Inc. audited our financial statements for the years ended 2008 and 2009.

Item 9A(T) - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and chief financial officer, we have evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2009. As described below in Management’s Report on Internal Control over Financial Reporting, management has reported a material weakness in our internal control over financial reporting as of January 31, 2009.  Based on our evaluation, our principal executive and chief financial officer have concluded that our disclosure controls and procedures as of January 31, 2009 were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management concluded that our internal control over financial reporting was not effective as of January 31, 2009 due to the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified by members of our management and reported to the audit committee:

Inadequate Segregation of Duties and Information Technology Access: Due to the small number of administrative staff and limited resources, we were unable to adequately segregate the employee duties surrounding authorization of transactions, custody of company assets, record keeping and processing controls combined with the inability to adequately restrict access to information technology of financial systems and records.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We intend to take the following steps to remediate the material weakness we identified as follows:

•
We plan to segregate incompatible functions among our accounting staff, senior accountant and controller.   We will do this by restructuring our accounting staff and combining worldwide procedures and controls to allow for adequate segregation of duties.  In addition we are reviewing the number of and type of internal controls with the objective of putting greater reliance on preventative controls versus detective controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and position of each of our directors and executive officers as of April 17, 2009:

Name	Age	Positions
John Blair	54	Director
Kristin Bowman	46	Director
Mark Kalow	54	Director
Jonathan J. McCaman	60	Chief Financial Officer, Treasurer and Secretary
Dr. David J. Teece	60	Director
Andy L. Wood	55	Chief Executive Officer and Director

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

Kristin Bowman. Kristin Bowman has served as a Director since June 2007 and as a consultant to us since June 2008.  Ms. Bowman is currently the Managing Director of Phonographic Performances NZ Limited, a non-profit organization.  Ms Bowman previously served as Managing Director of our New Zealand subsidiary, PureDepth Incorporated Limited, from August 2006 to May 2007 and then as both Senior Vice President of Strategy and Senior Vice President of Customer and Business Development from June 2007 to June 2008.  She also served as our Secretary from March 2006 to January 2007, and as our acting Chief Financial Officer from March 2006 to June 2006. Ms. Bowman also served as Secretary and Chief Operating Officer of PureDepth, Inc. (the California Corporation and our predecessor) from April 2005 to March 2006, and as the PureDepth Incorporated Limited Vice President of Business Operations from September 2004 to April 2005. Before joining PureDepth Incorporated Limited, Ms. Bowman worked extensively in corporate and investment financing law in both New Zealand and London.  From March 2002 through September 2004, Ms. Bowman was a partner in the Business and Taxation Team of Hesketh Henry, a New Zealand law firm. From July 1999 to December 2001, she served as General Counsel for Auckland International Airport Limited. Ms. Bowman received a First Class Honours degree in law from Auckland University in New Zealand, and holds a current practicing certificate as a barrister and solicitor of the Supreme Court of New Zealand.

Mark Kalow. Mark Kalow has served as a Director since March 2006. Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of directors of LSF Network, an e-marketing services company, Reischling Press, Inc., a digital printing company, The Tannery Arts Center and the Santa Cruz Ballet Theatre.  From October 1999 to September 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM and e-marketing companies. From September 1993 to July 1998,  Mr. Kalow was Chief Operating Officer and Chief Financial Officer of Live Picture Inc. (LPI), a digital imaging software company which he co-founded. He was Chief Executive Officer of LPI from November 1998 through June 1999.  Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and a Masters in Business Administration with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006.

Jonathan McCaman.  Jonathan McCaman has served as our Chief Financial Officer, Secretary and Treasurer since January 2007, and also served as our President from January 2008 to September 2008.  Prior to joining us, Mr. McCaman served as a consultant while on sabbatical from February 2006 to January 2007. Prior to this period, Mr. McCaman served as Vice President of Finance at Exel Global Logistics, Inc., a supply chain management company, from February 2002 to February 2006. Prior to joining Exel, he was Chief Financial Officer of Merchants Group International, Ltd., a private equity and venture capital firm, from July 1999 to January 2002. Prior to joining Merchants Group International, Ltd., he held various senior executive positions in finance and planning at DHL Worldwide Express and was Chief Financial Officer of its telecommunications subsidiary, NetExpress, Inc. Before joining DHL, Mr. McCaman was a certified public accountant, providing management and financial expertise to clients in a range of industries.  Mr. McCaman has a Bachelor of Science degree in Accounting from Golden Gate University.

Dr. David Teece. David Teece has served as a Director since November 2008.  Dr. Teece currently serves as Vice Chairman of the Board of LECG Corporation, a global expert services and consulting firm which he co-founded.  Dr. Teece served as the Chairman of LECG, Inc., and its predecessor company from its founding in 1988 until it was acquired by Navigant Consulting, Inc. in August 1998. Dr. Teece has performed economic, business and financial consulting services in the capacity of an expert for LECG Corporation since the inception of its business, and he has been an economic, business and financial consultant for 30 years. Since 1982, Dr. Teece has been a part-time Professor of Business Administration at the Haas School of Business at the University of California at Berkeley, where from 1994 through June 2008 he directed the Institute of Management, Innovation and Organization.. Dr. Teece has held teaching and research positions at Stanford University and Oxford University. He has authored over 200 publications in economics, business and technology strategy and has testified before Congress and government agencies on regulatory policy and competition policy. Dr. Teece has a PhD in Economics from the University of Pennsylvania. He also serves on the board of directors of Canterbury Ltd., on the board of overseers of the Faculty of Arts and Sciences at the University of Pennsylvania, and on the boards of several non-profit organizations.

Andy Wood. Mr. Wood has served as our Chief Executive Officer and as a Director since September 2008.  From March 2001 until the present, Mr. Wood has also served as Chief Executive Officer of WOOD-ASIO LLC, a technology consulting company owned by Mr. Wood.  In addition to WOOD-ASIO LLC, he served as Chief Executive Officer of PhotoWorks, Inc., an online photography company from August 2006 to February 2008, during which period the company was acquired by American Greetings Corporation in January 2008.  Prior to PhotoWorks, Inc., from March 2003 to May 2004, he served as Chief Executive Officer of SkyBitz, Inc., a satellite tracking technology and service business.  Mr. Wood has also served, among other positions, as Chief Executive Officer of each of Shutterfly, an online social expression and personal publishing service company, from April 2001 to February 2003; Sevant, Inc., a company providing house-calls for computers, from November 2000 to March 2001; Burnham, a logistics company from March 1995 to June 2000; and Exel Logistics, North America, a global shipping and logistics company, from 1991 to 1995.  Mr. Wood has also served on the boards of PhotoWorks, Inc., Shutterfly, SkyBitz, Burnham, Exel Logistics, and several privately held technology start-up companies.  Mr. Wood has a Bachelor of Laws, LL.B (HONS) from the University of Hull, England.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and employees, including our principal executive officer, chief financial officer, controller and persons performing similar functions.  A copy of our Code of Business Conduct and Ethics is included as an exhibit to this annual report via incorporation by reference from our annual report on Form 10-KSB for the year ended 2008.

Stockholder Recommendations for Director Nominations

There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors since we filed our annual report for the year ended 2008.  Stockholders may send any communications to the Board of Directors in writing by mail to:  Board of Directors, c/o Corporate Secretary, PureDepth, Inc., 230 Twin Dolphin Drive, Suite D, Redwood City, CA 94065, or by email to our Corporate Secretary at jon.mccaman@puredepth.com, including recommendations for director nominations, provided, however, that any such recommendation which a stockholder intends to be considered in connection with an annual election of directors must be received by the Board of Directors prior to our mailing of the notice and agenda of the corresponding annual shareholder meeting.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  The member of the Audit Committee is Mark Kalow. The Board of Directors has determined that Mr. Kalow meets the qualifications of an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to Mr. Kalow’s experience and understanding with respect to certain accounting and auditing matters, and does not impose on Mr. Kalow any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors or affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by our principal executive officers during the years ended 2008 and 2009.  These individuals are referred to in this report as our “named executive officers.” We did not have any other executive officers in the year ending 2009, and no other executive officer in the year ending 2008 earned total compensation in excess of $100,000 during such fiscal year.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Andrew Wood, Chief Executive Officer and Director (1)	2009	$99,500	-	$53,800	-	$4,500	$157,800
Jonathan J. McCaman, Chief Financial Officer and Former President (2)	2009	$207,100	$100,000	$330,800	$50,000	$13,100	$701,000
	2008	$175,000	$10,000	$241,400	-	$37,100	$463,500

(1)
Mr. Wood was appointed as our Chief Executive Officer in September 2008.  During the year ended 2009, Mr. Wood earned $4,500 for medical insurance reimbursement.  Mr. Wood does not earn any compensation for his services as a Director.

(2)
During the year ended 2009, Mr. McCaman earned (a) a discretionary $100,000 cash bonus for performance, (b) a $50,000 senior management cash bonus; and (c) $13,100 for medical insurance reimbursement. During the year ended 2008, Mr. McCaman earned (a) a discretionary $10,000 cash bonus, (b) $25,000 in relocation and moving reimbursement, and (c) $12,100 for medical insurance reimbursement.

(3)
Represents the dollar value of amount expensed by us during the years ended 2008 and 2009 for financial statement reporting purposes pursuant to SFAS No. 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the named executive officers in the years ended 2008 and 2009.  SFAS No. 123R requires us to estimate the overall value of the options as of the date of grant based on the Black-Scholes method of valuation and then expense that value on a straight-line basis over the service period during which the options vest.    The assumptions used in the calculation of the amounts in this table are included in Note 9 – Stockholders’ Equity, of the notes to our annual audited consolidated financial statements included elsewhere in  this annual report under the heading “Financial Statements”.

Discussion of Summary Compensation Table

Set forth below is a summary of terms of the employment agreement and other arrangements for each of our named executive officers that relate to the compensation for such persons for the years ended 2008 and 2009 as set forth in the above table. For a discussion of the terms of our employment agreements with our named executive officers regarding resignation, termination of employment or change in control, please see “Potential Payments Upon Termination or Change in Control” below.

Employment Agreements and Arrangements with Named Executive Officers

Chief Executive Officer

In connection with his appointment as Chief Executive Officer, Mr. Wood entered into an employment agreement with us dated August 27, 2008.  Mr. Wood’s employment agreement provides for an annual base salary of $250,000 per year, participation in a performance-based compensation plan and customary and usual fringe benefits generally available to our employees, subject to the terms and conditions of our benefit plan documents and policies.  Mr. Wood’s participation in the performance-based compensation plan is based on performance objectives that were defined by Mr. Wood and the Compensation Committee of the Board during the first month following Mr. Wood’s commencement of employment.  Although there is no minimum guaranteed bonus, Mr. Wood will be eligible to earn an aggregate annual bonus of up to $125,000, payable at his election in either cash, a common stock award under our 2006 Stock Incentive Plan or a combination of both, in connection with the achievement of the performance objectives.  As part of Mr. Wood’s role as Chief Executive Officer of the Company, he is to be seconded to the Company’s subsidiary in New Zealand for periods of time under a secondment agreement dated January 31, 2009.  During such secondments, Mr. Wood will continue to be directly employed by PureDepth, Inc.

Pursuant to the agreement and on September 24, 2008, Mr. Wood was also granted an option to purchase 3,400,000 shares of our common stock under our 2006 Stock Incentive Plan.  The option had an exercise price of $0.29, which was the closing price of our common stock on the date of grant as reported by the OTC Bulletin Board, and vested monthly over four years from commencement of Mr. Wood’s employment.  The option was subsequently surrendered by Mr. Wood on February 20, 2009 in exchange for the grant of a new option.  In connection with this exchange, Mr. Wood’s employment agreement was amended on February 20, 2009.  For further information regarding the new option and the amended employment agreement, please see the section of this annual report titled “Certain Relationships and Related Transactions”.

Chief Financial Officer and Former President

Jonathan J. McCaman has served as our Chief Financial Officer and Secretary since January 2007, and also served as our President from January 2008 through September 12, 2008.  During the years ended 2008 and 2008, Mr. McCaman was compensated pursuant to the terms of an executive employment agreement with us dated May 7, 2007, as subsequently amended by Amendment to Employment Agreement dated April 29, 2008 and Amendment No. 2 to Employment Agreement dated September 12, 2008.

Pursuant to the initial agreement, Mr. McCaman received an annual base salary of $175,000 until February 28, 2008, a relocation allowance of $25,000 and is eligible to receive customary and usual fringe benefits generally available to our employees, subject to the terms and conditions of our benefit plan documents and policies.  Pursuant to the first amendment to the agreement, Mr. McCaman has received an annual base salary of $210,000 since March 1, 2008.

Pursuant to the initial agreement, Mr. McCaman was also entitled to receive a senior management bonus of up to fifty percent of his then current annual base salary.  Under this arrangement, Mr. McCaman earned and received a bonus of $25,000 during the year ended 2009.  Pursuant to the first amendment to the agreement, Mr. McCaman was eligible to earn a performance-based compensation bonus in an amount up to $50,000 per quarter beginning with the second quarter of the year ended 2009, based on performance objectives that were subsequently defined by Mr. McCaman and the Compensation Committee of the Board.  Under this arrangement, Mr. McCaman earned and received performance-based compensation bonus payments in the amount of $25,000 in the year ended 2009.  Pursuant to the second amendment to the agreement, Mr. McCaman was eligible to earn a performance-based compensation bonus in an amount up to 12.5% percent of his then annual base salary per quarter beginning with the third quarter of the year ended 2009, based on performance objectives that were subsequently defined by Mr. McCaman and the Compensation Committee of the Board.  Mr. McCaman did not receive any bonus payments under the foregoing arrangement in the year ended 2009.

Pursuant to the first amendment to the agreement and in April 2008, Mr. McCaman was granted an option to purchase 750,000 shares of our common stock at an exercise price of $0.27 per share, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board.  The option vests over three years, with 1/6 of the underlying shares vesting six months from the grant date and 1/12 of the underlying shares at quarterly intervals thereafter.  Also pursuant to the first amendment, Mr. McCaman was eligible to earn additional options to purchase up to 150,000 shares of our common stock per quarter beginning with the second quarter of the year ended 2009, based upon performance objectives that were subsequent defined by Mr. McCaman and the Compensation Committee.  Based upon achievement of these performance objectives, Mr. McCaman received additional grants to purchase 75,000 shares on each of July 7, 2008 and on September 24, 2009 for an exercise price of $0.41 and 0.29, respectively, which in each case was the closing price of our common stock on the respective grant date as reported by the OTC Bulletin Board.  Each such option vests over three years, with 1/6 of the underlying shares vesting six months from the grant date and 1/12 of the underlying shares at quarterly intervals thereafter.

During the years ended 2008 and 2009, Mr. McCaman also earned and received certain bonus compensation pursuant to arrangements approved by the Board.  During the year ended 2008, Mr. McCaman was paid a performance-based discretionary cash bonus of $10,000 and was granted in October 2007 an option to purchase 250,000 shares of our common stock at an exercise price of $0.95 per share, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board.  The option vests over three years, with 1/6 of the underlying shares vesting six months from the grant date and 1/12 of the underlying shares at quarterly intervals thereafter.  During the year ended 2009 and upon our execution of an amendment to our Patent and Technology License and Technology Transfer Agreement with International Game Technology dated October 13, 2006 and our receipt of a prepaid royalty payment in connection therewith, Mr. McCaman was paid a cash bonus of $100,000 and was granted in September 2008 an option to purchase 50,000 shares of our common stock.  The exercise price of the option was $0.25, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board, and was fully vested as of the grant date.

Certain shares subject to an option held by Mr. McCaman were surrendered by Mr. McCaman on February 20, 2009 in exchange for the grant of a new option.  In connection with this exchange, Mr. McCaman’s employment agreement was amended on February 20, 2009.  For further information regarding the new option and the amended employment agreement, please see the section of this annual report titled “Certain Relationships and Related Transactions”.

The foregoing summaries do not purport to be complete and are qualified in their entirety by the filed agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes certain information with respect to the unexercised options held by our named executive officers as of January 31, 2009:

Executive’s Outstanding Equity Awards at Fiscal Year End
Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) UnExercisable	Option Exercise Price ($)	Option Expiration Date

Andrew L. Wood	283,333	3,116,687	0.29 (2)	09/24/15

Jonathan J. McCaman	333,333	166,667	2.20	01/16/14
Jonathan J. McCaman	104,167	145,833	0.95	10/03/14
Jonathan J. McCaman	281,250	468,750	0.27	04/10/15
Jonathan J. McCaman	12,500	62,500	0.41	07/07/15
Jonathan J. McCaman	50,000	-	0.25 (3)	09/11/15
Jonathan J. McCaman	6,250	68,750	0.29	09/24/15

(1)    Unless otherwise noted, options vest and become exercisable at the rate of: (a) 1/6 of the underlying shares upon completion of 6 months of service measured from the date of grant and (b) 1/12 of the underlying shares upon the completion of each quarter of service thereafter.  Please also see section entitled “Executive Compensation — Potential Payments upon a Termination or Change in Control” for a description of applicable acceleration features.

(2)    Option vests monthly over a four year period.

(3)    Option was fully vested upon grant.

Potential Payments upon Termination or Change in Control

As described under the heading “Discussion of Summary Compensation Table” in this annual report, we are a party to employment agreements with our named executive officers. The following is a summary of the terms of each such agreement that provides for payment to a named executive officer in connection with his resignation, retirement or other termination or a change in control:

Chief Executive Officer

Our executive employment agreement with Mr. Wood, as amended on February 20, 2009, provides for certain termination and change in control benefits, contingent upon Mr. Wood’s execution of a general release of claims.  In connection with a termination by us of Mr. Wood’s employment without cause (which may include a voluntary resignation by Mr. Wood in certain circumstances),  Mr. Wood will be entitled to receive an amount equal to his then effective base salary for a period of six months, payable in equal installments in accordance with our regular payroll schedule.  If such termination without cause occurs on or within twelve months following the effective date of a change of control, then Mr. Wood shall also become vested in 100% of the shares subject to all options to purchase our common stock then held by him.  The terms “cause,” “material adverse change” and “change in control” have the meanings set forth in the agreement.

Chief Financial Officer and Former President

Our executive employment agreement with Mr. McCaman, as most recently amended on February 20, 2009, provides for certain termination and change in control benefits, contingent upon Mr. McCaman’s execution of a general release of claims.  In connection with a termination by us of Mr. McCaman’s employment without cause, Mr. McCaman will be entitled to receive an amount equal to his then effective base salary for a period of four months, payable in equal installments in accordance with our regular payroll schedule.   If such termination without cause occurs on or within twelve months following the effective date of a change of control, then Mr. McCaman shall become vested in 100% of the shares subject to options to purchase our common stock then held by him which were initially granted after October 1, 2008.   In the event of a change of control and regardless of whether he is terminated, Mr. McCaman shall also become vested in 100% of the shares subject to options to purchase our common stock then held by him which were initially granted prior to October 1, 2008.

The foregoing summaries do not purport to be complete and are qualified in their entirety by the filed Agreements.

Compensation of Directors

The following table sets forth information concerning the compensation earned by our directors for the year ended 2009:

Director Compensation Table
Name (8)	Fees Earned or Paid Cash ($)	Option Awards ($) (7)	Total ($)
John Blair (1)	$24,200	$12,000	$36,200
Kristin Bowman (2)	$18,300	-	$18,300
Mark Kalow (3)	$69,000	$84,100	$153,100
Thomas Marcus (4)	-	$29,300	$29,300
John Stringer (5)	$29,200	$18,600	$47,800
David Teece(6)	-	$1,800	$1,800

(1)	Mr. John Blair was appointed as a Director in January 2008 and serves on the Compensation Committee.

(2)
Ms. Bowman has served as a Director since June 2007 and served us in various officer roles until  June 2008.  No employees of the Company, including Ms. Bowman, received director fees for their services as a Director while they were an employee.

(3)	Mr. Kalow serves on the Audit Committee and as Chairman of the Compensation Committee.

(4)
Mr. Marcus served as a Director from September 2006 to July 2008 and served as our interim, then full-time Chief Executive Officer from June 2007 until January 2008.  No employees of the Company, including Mr. Marcus, receive director fees for their services as a Director while they were an employee.

(5)	Mr. Stringer served as a Director and Chairman of the Compensation Committee from October 2007 to November 2008.

(6)	Mr. Teece was appointed as a Director in November 2008.

(7)
Represents the dollar value of amount expensed by us during the year ended 2009 for financial statement reporting purposes pursuant to SFAS No. 123R.  SFAS No. 123R requires us to estimate the overall value of the options as of the date of grant based on the Black Scholes method of valuation and then expense that value over the service period over which time the options vest.  The assumptions used in the calculation of the amounts in this table are included in Note 8 – Stockholders’ Equity, of the notes to our annual audited consolidated financial statements included elsewhere in  this annual report under the heading “Financial Statements”.

(8)	For each director included in the above table, below is a summary of the aggregate number of option awards outstanding at January 31, 2009:

Name	Option Awards Outstanding (#)
John Blair	375,000
Kristin Bowman	1,589,892
Mark Kalow	542,067
Tom Marcus	-
John Stringer	135,417
David Teece	375,000

Discussion of Director Compensation Table

Director Cash Compensation Policy

On April 5, 2007, the Board of Directors adopted a director compensation policy pursuant to which Directors are entitled to receive the following cash benefits from us:

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

John Blair

Mr. John Blair has served as a Director and member of the Compensation Committee since January 2008.   In addition to the cash fees paid to Mr. Blair pursuant to the Director Compensation Policy, in April 2008 Mr. Blair was also granted an option to purchase 275,000 shares of our common stock at an exercise price of $0.27, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board.  The option is subject to the terms and conditions of the 2006 Stock Incentive Plan and the associated stock option agreement.  The shares subject to the option will vest over three years, with one-sixth of the shares vesting six months from the grant date, and one-twelfth of the shares vesting each quarter thereafter.  The shares subject to the option were subsequently surrendered by Mr. Blair on February 20, 2009 in exchange for the grant of a new option.   For further information regarding the new option, please see the section of this annual report titled “Certain Relationships and Related Transactions”.

Mark Kalow

Mr. Mark Kalow has served as a Director and Chairman of the Audit Committee since March 2006 and Chairman of the Compensation Committee since November 2008.   In addition to the cash fees paid to Mr. Kalow pursuant to the Director Compensation Policy, in April 2008 Mr. Kalow was also granted an option grant to purchase 275,000 shares of our common stock at an exercise price of $0.27, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board.  The option is subject to the terms and conditions of the 2006 Stock Incentive Plan and the associated stock option agreement.  The shares subject to the option will vest over three years, with one-sixth of the shares vesting six months from the grant date, and one-twelfth of the shares vesting each quarter thereafter.  Vested shares subject to the option were subsequently surrendered by Mr. Kalow on February 20, 2009 in exchange for the grant of a new option.  For further information regarding the new option, please see the section of this annual report titled “Certain Relationships and Related Transactions”.

David Teece

Dr. David Teece was appointed to our Board in November 2008.  In November 2008 Dr. Teece was granted an option to purchase 375,000 shares of our common stock at an exercise price of $0.18, which was equal to the closing price of our common stock on the grant date as reported by the OTC Bulletin Board.  The option is subject to the terms and conditions of the 2006 Stock Incentive Plan and the associated stock option agreement.  The shares subject to the option will vest over three years, with one-sixth of the shares vesting six months from the grant date, and one-twelfth of the shares vesting each quarter thereafter.  The shares subject to the option were subsequently surrendered by Dr. Teece on February 20, 2009 in exchange for the grant of a new option. For further information regarding the new option, please see the section of this annual report titled “Certain Relationships and Related Transactions”.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of our outstanding common stock as of March 31, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each named executive officer, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security holders and stockholders listed below possess sole voting and investment power with respect to their shares. Except as otherwise indicated, the address of the security holders and stockholders listed below is 230 Twin Dolphin, Suite D, Redwood City, California 94065.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#) (1)	Percentage of Common Stock Beneficially Owned (%)(1)
John Blair (2)	375,000	*
Kristin Bowman (3) 24 Morrin Road Panmure, Auckland New Zealand	1,589,892	2.3%
Mark Kalow(4)	542,067	*
Jonathan J. McCaman (5)	2,100,000	1%
David Teece (6)	669,117	*
Andrew Wood (7)	3,400,000	*

K One W One Limited (8) c/o BDO Spicers, 120 Albert Street Auckland, New Zealand	35,780,006	51.9%

Vision Opportunity Master Fund, Ltd. (9) 317 Madison Avenue, Suite 1220 New York, NY 10017	6,911,869	9.7%

All current executive officers and directors as a group (6 persons) (10)	8,676,076	4.2%

* Less than 1%.

(1)
The number and percentage of shares beneficially owned is based on 68,991,352 shares of common stock outstanding as of March 31, 2009 and is determined in accordance with SEC rules.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon currently exercisable options and options that will become exercisable within 60 days of March 31, 2009 are deemed outstanding for the purpose of computing the percentage ownership of that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Includes 31,250 shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2009.

(3)	All shares issuable upon the exercise of exercisable stock options as of March 31, 2009.

(4)	Includes 49,813 shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2009.

(5)	Includes 716,667 shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2009.

(6)	Includes 294,117 shares issued and outstanding and 62,500 shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2009.

(7)	Includes 283,333 shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2009.

(8)	Includes 35,780,006 shares issued and outstanding. Steven Tindall is the beneficial owner of shares held by K One W One Limited.

(9)
Includes 4,965,188 shares issued and outstanding and warrants to purchase 1,946,681 shares of common stock.   Vision Opportunity Master Fund, LTD. is a limited partnership operating as a fund.  There are no individual beneficial owners.  The Vision Opportunity Master Fund, LTD. is managed by Vision Capital Advisors.  Adam Benowitz has voting and investment control of the shares held by Vision Opportunity Master Fund, LTD., but disclaims beneficial ownership of the shares.

(10)	Includes 294,117 shares issued and outstanding and 2,733,455 shares issuable upon the exercise of stock options exercisable within 60 days of March 31, 2009.

Item 13 - Certain Relationships, Related Transactions and Director Independence

We are a party to a convertible note purchase agreement and a security agreement with K One W One (K1W1), our majority stockholder, each dated February 4, 2008 and amended on July 4, 2008 and August 12, 2008.  Pursuant to the purchase agreement, we have issued K1W1 secured convertible notes in the aggregate principal amount of $3.9 million which are convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity the secured convertible notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The secured convertible notes accrue interest at the annual rate of 8%, commencing October 4, 2008, and are secured by our assets pursuant to the security agreement.  In addition, pursuant to the purchase agreement, each note holder has received in the form of a warrant the right to participate in the qualified financing, if any, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  In February 2009, the maturity date of each of the secured convertible notes was extended to February 4, 2010. All other terms and conditions of the secured convertible notes and related agreements remained the same.  The principal amount of the secured convertible notes as of March 31, 2009 was $3.9 million.

On June 9, 2008, we entered into a variation to employment agreement and a consultancy agreement with Kristin Bowman, then the Senior Vice President of Strategy and Senior Vice President, Customer and Business Development of PureDepth Incorporated Limited, our New Zealand subsidiary, and a Director, relating to her separation from employment with us.  The terms of the variation to employment agreement, which amended her employment agreement dated March 31, 2005, were generally effective as of April 17, 2008 and provided for a reduction in Ms. Bowman’s work hours to 8 hours per week, with a corresponding reduction in her salary, and the remainder of her previously scheduled weekly work hours taken as vacation pay until her accrued vacation pay was exhausted.  The agreement also provided for the resignation of Ms. Bowman’s position with PureDepth Incorporated Limited effective June 14, 2008.  Ms. Bowman did not resign as a Director.  The terms of the consultancy agreement were effective after the effective date of Ms. Bowman’s resignation on June 14, 2008 and call for Ms. Bowman to consult with our executive management team without charge for up to 20 hours per calendar quarter with any additional hours to be charged at a rate of USD$150 per hour until January 31, 2009, after which she will be entitled to USD$150 per hour for all consultancy to us or our subsidiaries. The agreement may be terminated by either party with six months notice.  Pursuant to the consultancy agreement, Ms. Bowman’s option agreements were also amended to provide that in the event Ms. Bowman ceases to serve as a Director, officer, employee or consultant to us, she will have until the earlier of (i) 365 days from the date of such termination or (ii) March 31, 2011 to exercise all or any part of her vested options.

On November 13, 2008, we sold and issued to Dr. David Teece 294,117 shares of our common stock at a purchase price of $0.17 per share, or an aggregate purchase price of approximately $50,000.  The per share purchase price was equal to ninety percent (90%) of the average of the daily volume-weighted average price of our common stock, as quoted on the OTC Bulletin Board, over the ten trading days prior to November 13, 2008.

On February 20, 2009, our Board of Directors approved the cancellation of certain options previously granted to our executive officers and certain of our Directors and, effective February 23, 2009, granted new options to those executive officers and directors.  The Board took this action in light of the recent trading prices for our common stock and in order to provide adequate performance and retention incentives.  The executive officers and directors included in this option exchange, together with the number and exercise prices of shares subject to previously outstanding options which were cancelled and the respective new option grants which were issued are as follows:

Name	Title	Number of Shares Subject to Outstanding Options Cancelled (1)	Exercise Price of Shares Subject to Options Cancelled	Number of New Options Granted
Andy L. Wood	Chief Executive Officer and Director	3,400,000	$0.29	3,400,000
Jonathan J. McCaman	Chief Financial Officer and Secretary	250,000	$2.20	250,000
John Blair	Director	375,000	$0.27	375,000
Kristin Bowman	Director	375,000	$0.28	375,000
Mark Kalow	Director	375,000	$0.27 to $3.51	375,000

(1) Optionees were required to cancel vested shares subject to outstanding options, to the extent available.  Any shares subject to an option which were not cancelled remain outstanding on the initial terms of such option.

In addition, Mr. McCaman was granted on February 23, 2009 an additional option to purchase 400,000 shares of our common stock.  David Teece was not eligible to cancel options and did not receive any new option grants.

All of the new options granted will vest monthly over three years from the grant date and have an exercise price of $0.15, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board.  The new options are subject to the terms and conditions of the 2006 Stock Incentive Plan and related form of stock option agreement.

With respect to the options granted to Mr. Wood and Mr. McCaman, 100% of the shares subject to such options will vest in the event the individual’s service is terminated without cause (which may include a voluntary resignation by Mr. Wood or Mr. McCaman in certain circumstances following a material adverse change) on or within twelve months following the effective date of a change in control, subject to certain release conditions.  Each of Mr. Wood and Mr. McCaman’s employment agreements were amended on February 20, 2009 to provide that the new and any future options granted to Mr. Wood and Mr. McCaman will have acceleration provisions consistent with the foregoing.  For purposes of the foregoing, the terms “cause,” “material adverse change” and “change in control” have the meanings set forth in the employment agreements.

With respect to the options granted to the Directors listed above, 100% of the shares subject to such options will vest if the individual’s service is terminated on or within twelve months following the effective date of change in control.  For purposes of the foregoing, the definition of “change in control” is the same as that used in our employment agreements with Mr. Wood and Mr. McCaman.

On April 13, 2009, the Board of Directors approved the cancellation of an option previously granted to board member Dr. David Teece and, effective April 13, 2009, granted new a new option to Dr. Teece. The Board took this action in light of the recent trading prices for the Company’s common stock and as part of an effort to provide adequate and consistent performance and retention incentives for directors. The cancelled option was exercisable for 375,000 shares of our common stock at an exercise price of $0.18 per share, and the new option is exercisable for 375,000 shares of our common stock at an exercise price of $0.11 per share, which was the closing price of our common stock on the grant date as reported by the OTC Bulletin Board. The new option will vest monthly over three years from April 13, 2009, the grant date, and is subject to the terms and conditions of the 2006 Stock Incentive Plan and related form of stock option agreement. Further, 100% of the shares subject to the option will vest if the individual’s service is terminated on or within twelve months following the effective date of a change in control. For purposes of the foregoing, the definition of “change in control” is the same as that used in the employment agreements with Mr. Wood and Mr. McCaman.

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

Item 14 - Principal Accountant Fees and Services

The information below sets forth certain information with respect to fees billed to us by our principal accountants for the years ended 2008 and 2009.  For additional information regarding Mark Bailey & Company and Stonefield Josephson, Inc., see Item 9 under Part II of this annual report.

(1) Audit Fees

Mark Bailey & Company, our principal accountant during the year ended 2008, billed us fees in the aggregate amounts of $150,000.  These fees related to the audit of our annual financial statements that were included in our annual report for the year ended 2007 and the review of the financial statements that were included in our quarterly report for the three months ended April 30, 2007.

Stonefield Josephson, Inc., our principal accountant during the years ended 2008 and 2009, billed us audit fees in the aggregate amounts of $79,900 and $212,400, respectively.  These fees related to the audit of our annual financial statements that were included in our annual report for the years ended 2008 and 2009 and the reviews of the financial statements that were included in our quarterly reports.

(2) Audit-Related Fees

We incurred aggregate fees and expenses of approximately $76,100 and $11,500 from Mark Bailey & Company during the years ended 2008 and 2009, respectively, related to the filing of our registration statement and other SEC matters.

We incurred aggregate fees and expenses of approximately $8,200 and $10,000 from Stonefield Josephson, Inc. during the years ended 2008 and 2009, respectively, related to the filing of our registration statement.

(3) Tax Fees

We incurred aggregate fees and expenses of $5,000 during the year ended 2008 from Mark Bailey & Company for professional services related to tax preparation.

(4) All Other Fees

None

Audit Committee Policy

The Audit Committee has adopted a policy that it must pre-approve all fees for all audit and non-audit services provided by our principal accountant. Management and the principal accountants are required to periodically report to the Audit Committee regarding the extent and type of services provided in accordance with this pre-approval. The Audit Committee pre-approved 100% of the audit, audit-related, tax and all other fees billed to us by our principal accountants for the years ended 2008 and 2009.

PART IV

Item 15 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Annual Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement	X

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.23	Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

10.27	Secured Note Purchase Agreement*(18)

10.28	Security Agreement*(18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)*(19)

10.30	Amendment to Executive Employment Agreement – McCaman*(18)

10.31	Sublease Agreement – Twin Dolphin Drive, California*(18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California*(20)

10.33	Variation to Employment Agreement – Bowman *(21)

10.34	Consultancy Agreement - Bowman*(21)

10.35	Amendment no. 1 to Convertible Note Purchase Agreement and Security Agreement*(22)

10.36	Amendment no. 2 to Convertible Note Purchase Agreement and Security Agreement*(23)

10.37	Amendment no 1. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++) *(26)

10.38	Executive Employment Agreement – Andrew L. Wood *(24)

10.39	Amendment No. 2 to Executive Employment Agreement – Jonathan J. McCaman *(24)

10.40	Amendment No 1. to the IGT Patent and Technology License Transfer Agreement (++)

10.41	Deed of Variation of Leases and Rent Reviews dated November 10, 2008 (amending Deeds of Lease dated May 31, 2006) *(25)

10.42	Amendment No. 1 to Convertible Promissory Notes entered into with K1W1 *(27)

10.43	Addendum to the 2006 Stock Option Plan (as amended)	X

10.44	Secondment Agreement – Andrew L. Wood	X

10.45	Amendment No. 1 to Executive Employment Agreement – Andrew Wood	X

10.46	Amendment No. 3 to Executive Employment Agreement – Jonathan McCaman	X

10.47	Office Lease Termination Agreement - 3 Twin Dolphin Drive, Redwood City, California*(28)

10.48	Office Sub-Lease Termination Agreement – 3 Twin Dolphin Drive, Redwood City, California*(28)

14.1	Code of Business Conduct and Ethics *(18)

16.2	Letter of Mark Bailey & Company *(12)

21.1	Subsidiaries of the Small Business Issuer	X

23.1	Consent of Stonefield Josephson, Inc. -- Independent Registered Public Accounting Firm	X

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

(++)	Confidential treatment has been obtained as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 3, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
*(18)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on April 30, 2008
*(19)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB/A filed on December 5, 2007
*(20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
*(21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008
*(22)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 7, 2008
*(23)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 15, 2008
*(24)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 15, 2008
*(25)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 10, 2008
*(26)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-Q filed on September 15, 2008
*(27)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on February 4, 2009
*(28)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 6, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: April 15, 2009	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

By:	/s/ Jonathan J. McCaman
Mr. Jonathan J. McCaman Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan McCaman, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done with respect to the filing of the Form 10-K and the satisfaction of the Company’s obligations relating thereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Andrew L. Wood
Andrew L. Wood	Chief Executive Officer and Director	April 15, 2009

/s/ Jonathan McCaman
Jonathan J. McCaman	Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)	April 15, 2009

/s/ Kristin Bowman
Kristin Bowman	Director	April 15, 2009

/s/ Mark Kalow
Mark Kalow	Director	April 15, 2009

/s/ David Teece
David Teece	Director	April 15, 2009

/s/ John Blair
John Blair	Director	April 15, 2009