Form 10-Q
period 2009-04-30
PUREDEPTH, INC.
filed 2009-06-12
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted electronically and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
       [   ] Large accelerated filer                                                                                     [   ] Accelerated filer

       [   ] Non-accelerated filer (Do not check if a smaller reporting company)            [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes [  ]            No [X]

As of June 9, 2009, 68,991,352 shares of Issuer’s common stock, $0.001 par value, were outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements:	3
	- Condensed Consolidated Balance Sheets (Unaudited)
	- Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	- Condensed Consolidated Statements of Cash Flows (Unaudited)
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4T	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	42

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	April 30, 2009	January 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$6,349,766	$7,275,435
Restricted cash	15,000	15,000
Accounts receivable, net	147,524	93,415
Inventory	127,499	118,355
Other current assets	197,724	210,398
Total current assets	6,837,513	7,712,603

Property and Equipment, net	289,399	265,934

Other Assets
Intellectual property, net	2,279,573	2,230,313
Other assets	5,949	45,949
Total Assets	$9,412,434	$10,254,799

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$674,004	$286,369
Accrued expenses	238,950	237,980
Accrued interest	178,618	100,618
Deferred revenue – current portion	939,757	939,757
Convertible debt, net of discount	3,900,000	3,897,849
Other current liabilities	129,000	13,646
Total current liabilities	6,060,329	5,476,219

Long Term Liabilities
Deferred revenue	10,785,124	11,020,063
Other long term liabilities		15,000
Total Liabilities	16,845,453	16,511,282

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,991,352 and 68,991,352 issued and outstanding	68,991	68,991
Additional paid in capital	35,380,273	35,225,671
Accumulated other comprehensive loss	(598,630)	(922,600)
Accumulated deficit	(42,283,653)	(40,628,545)
Total stockholders' deficit	(7,433,019)	(6,256,483)
Total Liabilities and Stockholders' Deficit	$9,412,434	$10,254,799

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For Three Months Ended
	April 30,
	2009	2008
Revenue
Licensing	$298,939	$187,500
Services	201,158	110,052
Product sales	48,800	-
Total revenue	548,897	297,552

Cost of licensing	35,883	79,810
Cost of services	166,736	87,475
Cost of product sales	115,968	-
Total cost of revenue	318,587	167,285
Gross margin	230,310	130,267

Operating Expenses
Depreciation	20,242	32,211
Research and development	549,211	466,036
Sales and marketing	215,863	153,373
General and administrative	980,297	955,253
Total operating expenses	1,765,613	1,606,873

Loss from operations	(1,535,303)	(1,476,606)

Other Income (Expense)
Interest income	55,776	6,660
Interest expense	(80,212)	(59,582)
Foreign exchange gain (loss)	33,631	(14,541)
Total other income (expense)	9,195	(67,463)

Loss before income taxes	(1,526,108)	(1,544,069)

Income tax provision	129,000	-
Net loss	$(1,655,108)	$(1,544,069)

Net loss per share, basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	68,991,352	68,483,979

Comprehensive Loss
Net loss, per statement of operations	$(1,655,108)	$(1,544,069)
Foreign exchange gain	323,970	6,835
Comprehensive net loss	$(1,331,138)	$(1,537,234)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	April 30, 2009	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,655,108)	$(1,544,069)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	56,213	112,021
Loss on disposal of assets	-	16,263
Stock-based compensation expense	154,602	190,460
Amortization of debt discount	2,150	28,195
Changes in operating assets and liabilities:
Accounts receivable	(54,109)	(98,052)
Restricted cash	-	(559)
Inventory	(9,144)	(53,330)
Other assets	52,674	(11,633)
Accounts payable	387,635	(150,124)
Deferred revenue	(234,939)	(187,500)
Accrued expenses	970	(257,048)
Accrued interest	78,000	30,880
Other liabilities	100,355	-
Net cash used in operating activities	(1,120,701)	(1,924,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(43,709)	(4,660)
Expenditures for intellectual property	(85,229)	(105,368)
Net cash used in investing activities	(128,938)	(110,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	2,900,000
Principal payments on notes payable	-	(12,979)
Net cash provided by financing activities	-	2,887,021
Effect of exchange rate on cash	323,970	(6,835)

Net increase (decrease) in cash and cash equivalents	(925,669)	845,662
Cash and cash equivalents at beginning of period	7,275,435	429,726
Cash and cash equivalents at end of period	$6,349,766	$1,275,388

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PureDepth, Inc. and subsidiaries (“the Company") are presented in accordance with the requirements for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.   The accompanying condensed consolidated balance sheet as of January 31, 2009, and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The interim period financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2009 included in the Company's Annual Report on Form 10-K filed with the Commission on April 15, 2009.  Those statements contain a summary of significant accounting policies.

In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the years ended January 31, 2009 and 2008.  Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

As a result of the Company experiencing losses and net cash used in its operating activities this quarter, and in each of the last two years, and its anticipating a loss and additional cash to be used in the next twelve months, the Company has carefully assessed its anticipated cash needs for the next twelve months. The Company has adopted an operating plan to manage the costs of its capital expenditures and operating activities along with its revenues in order to meet its working capital needs. Although the Company believes that it has sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it makes no assurance that it will be able to do so. Accordingly, the accompanying consolidated financial statements are presented on the basis that the Company is a going concern.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “ Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard effective February 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) , which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this standard effective February 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard effective February 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard effective February 1, 2009 and the Company’s adoption of this EITF did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

     In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

On May 28, 2009, FASB issued FASB Statement No. 165, Subsequent Events (FAS 165). FAS 165 establishes the principles and requirements for the disclosure of subsequent events. In particular, the Statement sets forth:

o
the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

o	the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements

o	the disclosures that an entity will make about events or transactions that occurred after the balance sheet date

The Company believes that the implementation of this standard will not have a material effect on its consolidated financial statements

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

Note 2 - Description of Business

PureDepth, Inc., (PDI) along with its wholly owned subsidiaries, PureDepth Limited (PDL), PureDepth Incorporated Limited (PDIL), PureDepth Japan KK (PDKK), and predecessor parent entity, Deep Video Imaging Limited (DVIL), (collectively, the Company) develops, markets, licenses, and supports multi-layer display (MLD) technology. The Company also sells prototype MLD-enabled display devices and related components that it manufactures. The Company’s technology has application in industries and markets where LCD monitors and displays are utilized including location based entertainment, computer monitors, telecommunications, mobile phones and other hand held devices.

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

Inventories:	April 30, 2009	January 31, 2009
Raw materials	$-	$-
Work-in-progress	115,751	117,677
Finished goods	11,748	678
Total inventories	$127,499	$118,355

Note 4 - Intellectual Property

Intellectual property consists of the following:

	April 30, 2009	January 31, 2009
Acquired patent rights	$2,880,864	$2,819,828
Software development costs	70,456	70,456
Patent registration costs	333,400	333,400
Less: accumulated amortization	(1,005,147)	(993,371)
Intellectual property, net	$2,279,573	$2,230,313

Amortization of intellectual property is included in the cost of licensing.   For the three months ended April 30, 2009 and 2008, amortization expense totaled $35,883 and $79,810, respectively.

Amortization expense for the next five years is summarized in the following table:

Years ending January 31,
2010	$109,356
2011	145,249
2012	145,249
2013	145,249
2014	145,249
Thereafter	1,589,221
Total	$2,279,573

Note 5 – Accounts Payable

Accounts payable consists of amounts payable to trade creditors.  The aging of trade creditors remained consistent at the quarter ended April 30, 2009 with the previous quarter end.  The bulk of the increase as of April 30, 2009 was due to professional audit services incurred during the quarter that pertained to our fiscal year end, outsourcing to expand the scope of our patent management and outsourcing for prototype and product design development for items for future delivery.

Note 6 - Convertible Notes

Secured Convertible Debt and Related Instruments

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company executed a Convertible Note Purchase Agreement (“Note Purchase Agreement” or “notes”) with K One W One Ltd., a majority shareholder and accredited investor, whereby the Company issued $3.9 million in secured convertible promissory notes (the “Convertible Notes”). These notes bear an interest rate of 8% per year, which accrues starting on October 4, 2008, and were originally due to mature on February 4, 2009. On February 4, 2009, an extension was signed to February 10, 2010. If the Notes are not converted, the principal and accrued interest will be due on February 10, 2010. This financing was a private placement with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to a Security Agreement dated February 4, 2008, as amended on July 4, 2008 and August 12, 2008, by and between the Company and the Purchaser (the “Security Agreement”); the Convertible Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property. The principal and interest due on the Convertible Notes are payable on the maturity date, subject to earlier conversion due to a Qualified Financing event, as defined in the Convertible Notes. At the option of the holder, principal and interest due on the Convertible Notes is payable either in cash or in common stock. The price per share of common stock for any such conversion shall be equal to an amount equal to 95% of the lower of (i) the average of the daily volume-weighted average price of the Company’s stock over a period of 10 days prior to the date of the signing of the Agreement (or, in the case of Convertible Notes issued on or after July 4, 2008, the date of issuance of such Convertible Notes), as quoted on the OTCBB or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the maturity date, as quoted on the OTCBB.  Assuming, solely for the purposes of providing an estimate, that the maturity date of the Notes was April 30, 2009, then the number of shares of common stock that would have been issuable upon conversion on such date is approximately 31,060,000.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of April 30, 2009, the Company is not in default.

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

The debt discount associated with the embedded conversion feature was amortized over the first term of the notes, ending on February 4, 2009. Debt discount amortization was recorded to interest expense in the amount of $2,150 for the three months ended April 30, 2009.

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

Note 7 - Deferred Revenue

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

Note 8 - Stockholders’ Deficit

Stock warrants

The following table summarizes common stock warrant activity for:

	For Three Months Ended April 30, 2009
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	16,063,876	$1.15
Issued	-	-
Exercised	-	-
Expired	9,003,832	$1.11
Outstanding at end of period	7,060,044	$1.20
Exercisable at end of period	7,060,044	$1.20

Included in the total outstanding warrants for the three months ended April 30, 2009 are D-warrants to purchase 7,060,044 shares of common stock at $1.20 per share.

The Company values warrants issued as compensation at the fair value determined on the date of grant using the Black-Scholes valuation model and the same assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement.  See Stock option plan note for related discussion and assumptions.

Stock option plan

At April 30, 2009, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan No. 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in U.S. dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

Option awards have generally been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; the option awards generally vest over three years with 1/6 vesting at 6 months and 1/12 at quarterly intervals thereafter.  The options expire in seven years from the date of grant. Certain option awards included anti-dilution provisions resulting in the original option grants becoming exercisable for an additional 280,445 of shares of common stock (post merger adjusted additional shares were 642,277) to existing employees as a result of the increase in shares from the private placement offering.  On December 19, 2006, the stock option agreements for certain executive officers and directors were amended  pursuant to which the optionees are required to exercise shares, if at all, in pre-determined annual allotments and to sell any such exercised shares on a pre-determined scheduled.  Any portion of the options that are not exercised pursuant to the exercise schedule set forth in the amendment will expire. These modifications made the awards less favorable resulting in no additional stock-based compensation expense.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in the three months ended April, 30, 2009 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected term of 5.0 years for stock options.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

Significant Assumptions	Three Months Ended April 30, 2009
Expected volatility	70%
Expected forfeiture rate	30%
Expected dividend yield	0%
Expected term (in years)	5.0
Risk-free rate	1.65% to 1.84%

The following table summarizes common stock option activity under the plan for:

	Three Months Ended April 30, 2009
Option Shares	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,670,681	$0.49
Granted	8,167,280	$0.14
Exercised	-
Forfeited and cancelled	(7,115,585)	$0.51
Outstanding at end of period	14,722,376	$0.29
Exercisable at end of period	5,076,207	$0.39

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2009:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.09 to $0.18	8,117,280	6.73	$0.14	$43,000	412,071	$0.15	$833
$0.21 to $0.29	5,333,429	4.48	$0.27	$0.0	4,057,885	$0.28	$0.0
$0.41 to $1.67	991,667	5.49	$0.92	$0.0	451,251	$0.93	$0.0
$2.07 to $3.51	280,000	4.62	$2.33	$0.0	155,000	$2.43	$0.0
Totals	14,722,376	5.79	$0.29	$43,000	5,076,207	$0.39	$833
*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.15 as of April 30, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  There were 20,833 in-the-money stock options exercisable as of April 30, 2009.  At April 30, 2009, 5,076,207 options were exercisable with a weighted-average exercise price of these options was $0.39. Of the 22,241,260 shares of common stock reserved for issuance under its 2006 Stock Incentive Plan, 14,722,376 options were outstanding, 2,798,821 options have been exercised, 125,000 have been granted to a third party service provider and 4,595,063 options are available for grant at April 30, 2009.

The stock-based compensation cost for options issued in the three months ended April 30, 2009 and 2008 was $154,602 and $190,460, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at April 30, 2009 associated with employee and director stock options was approximately $1.2 million and is expected to be recognized over a weighted-average period of 2.5 years.

Note 9 – Major Customer

One customer accounted for 80% of the Company’s licensing revenues in the three months ended April 30, 2009.  The same customer accounted for 100% of the Company’s licensing revenues in the three months ended April 30, 2008 and the entire ending balance of deferred revenue at April 30, 2009 and January 31, 2009.

Note 10 – Provision for Income Taxes

During the three months ended April 30, 2009, the State of California legislature enacted significant California tax law changes. As a result of the enacted legislation, the Company expects that, based upon its projected taxable income for the year,  its tax obligation in the year 2010 will be approximately $375,000 higher than previously expected due to a change in treatment of NOL’s and deferred revenue. The Company recorded a $129,000 provision for income taxes related to this expected payment.

Note 11 – Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, warrants and employee stock options. Diluted net loss per share for the three months ended April 30, 2009 and 2008 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, warrants and employee stock options is anti-dilutive. The components of basic and diluted net loss per share were as follows:

	For Three Months Ended
	April 30,
	2009	2008
Numerator:
Net loss	$(1,655,108)	$(1,544,069)

Denominator:
Weighted average shares outstanding, basic and diluted	68,991,352	68,483,979

Net loss per share, basic and diluted	$(0.02)	$(0.02)

The Company excluded the following shares from the denominator of the diluted net loss per share calculation as the effect of including them would have been anti-dilutive:

	Three Months Ended
	April 30,
	2009	2008
Convertible notes	31,060,000	9,852,540
Warrants	7,060,044	17,290,468
Employee stock options	5,076,207	14,278,263

Note 12 - Related Party Transactions

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

On April 13, 2009 the Board of Directors approved the cancellation of 375,000 options previously granted to Director, David Teece at $0.18, and effective April 13, 2009, granted the same number of new options at $0.11. The Board took this action in light of the recent trading prices for the Company’s common stock and in order to provide adequate performance and retention incentives.

With respect to the options granted to the Directors listed above, 100% of the shares subject to such options will vest if the individual’s service is terminated on or within twelve months following the effective date of change in control.  For purposes of the foregoing, the definition of “change in control” is the same as that used in the employment agreements with Mr. Wood and Mr. McCaman.

Note 13 - Subsequent Events

On May 13, 2009, the Company signed an agreement with Aurora Design, Inc. to create new MLD-based casino games for use by IGT.

Effective May 15, 2009, Jonathan J. McCaman resigned from his position as Chief Financial Officer of PureDepth, Inc.  following the parties’ mutual decision to terminate the employment relationship.  In connection with the separation, the Company will pay Mr. McCaman a cash payment of $70,000 subject to his execution of a release of claims which has been signed.

In connection with and effective following Mr. McCaman’s resignation, the Company has appointed Joe Moran as interim Chief Financial Officer.  Mr. Moran joins the Company from The Brenner Group, a leading Silicon Valley financial services firm.  .  The Company will pay The Brenner Group $4,750 per week for Mr. Moran’s part-time services, and Mr. Moran will not receive any compensation directly from the Company.

On May 20, 2009, the company formally launched its expansion into the Japanese market through a press conference that was well attended in Tokyo.

On May 28, 2009, the Company signed a renewal of its contract with Sanyo Electric Co. Ltd., which changed the agreement to a non-exclusive basis for new customers, increased royalty rates for new customers, and included providing Sanyo with a “preferred manufacturer” position for the Pachinko and Pachislot markets in Japan, among other changes.

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

Company and Fiscal Year

As used herein, unless the context otherwise requires, PureDepth, Inc., together with its New Zealand subsidiaries PureDepth Limited and PureDepth Incorporated Limited, and Japanese subsidiary, PureDepth Japan KK, are referred to in this Quarterly Report on Form 10-Q as the “Company,” “we,” “us” and “our.” References herein to year ending 2010, and years ended 2009 and 2009 mean the fiscal year ending January 31, 2010, and the fiscal years ended January 31, 2009 and January 31, 2008, respectively.

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

Our efforts are primarily focused on fulfilling the requirements of and supporting existing customer agreements with Sanyo Electric Corporation (Sanyo) and International Game Technology (IGT).  At the same time, we will continue to seek to diversify our sources of licensing revenue. We have identified the following target markets in North America, Asia and Europe that we believe are appropriate for our MLD technology: location-based entertainment devices, public information display systems, mobile devices.  Our existing license agreements pertain to products for the location-based entertainment devices, mass market display devices and mobile devices.  Our goal is to expand our business by working with partner companies to develop MLD-based products and developing demand and a presence for such devices in our identified target markets.

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in Redwood City, CA, Auckland, New Zealand and Tokyo, Japan. Other than our research and development expenses, no significant capital equipment purchases are expected during the year ending 2010.

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

We maintain three facilities, our U.S. corporate headquarters in Redwood City, California, our research and development center in Auckland, New Zealand and our country office in Tokyo, Japan.  Our facility lease in New Zealand expires on October 31, 2011.  It has a provision for a second term which, if exercised, will commence on November 1, 2011 and expire October 31, 2014.  We terminated our lease on our former Redwood City, California corporate headquarters office in March 2009. The lease termination required that we forfeit our $40,000 lease deposit and that the landlord enter in to a direct lease with our subtenant   In May 2008 we signed a new two year lease in a new location in Redwood City, California and we relocated our U.S. corporate headquarters to this new location.  Our sales office lease in Japan expires on April 19, 2010.

During the three months ended April 30, 2009, we transferred our accounting operations from corporate headquarters in Redwood City, California to our Auckland facility. We expect that this move, along with the planned process improvements will produce a significant cost savings for us.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements. We will continue to monitor our staffing levels in both the U.S. corporate headquarters and our New Zealand research and development facility and if necessary, will make changes in relation to our business strategy and customer activity.

Our operations have resulted in operating losses to date and are expected to continue to have operating losses in the year ending 2010.

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

In addition to our receipt of the advance, non-refundable payment of licensing fees, we raised $3.9 million in 2008 in secured convertible debt from our majority shareholder.  That debt was originally due February 10, 2009 but was extended to February 10, 2010. We may also continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock

The funds from the non-refundable payment of licensing fees under the Amendment and the secured convertible debt will be used to fund our operations, continue our efforts to fulfill and promote existing customer agreements with Sanyo Electric Corporation (Sanyo), and International Game Technology (IGT) and expand our customer base to diversify our sources of licensing revenue.  The funds may also be used to minimize the Company’s current or future debt obligations.

Results of Operations

For the three months ended April 30, 2009, we reported net losses of $1.7 million which is consistent when compared to the $1.5 million reported in the three months ended April 30, 2008.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  Our operations have not generated net income to date and are not expected to do so in the year ending 2010. In the three months ended April 30, 2009, the company incurred non-recurring costs and expenses associated with measures taken to reduce our ongoing cost structure. We expect total costs and expenses to be lower in future quarters as a result.

Licensing Revenue and Cost of Licensing

	For Three Months Ended
	April 30		Change
($ in thousands)	2009	2008	$	%
Licensing revenue	$299	$188	$111	59%
Cost of licensing	36	80	(44)	(55%)

Gross margin - $	$263	$108	$155	144%
Gross margin - %	88%	57%

We are a party to a patent and technology license and technology transfer agreement (the “IGT Agreement”) with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. In aggregate, we have received advance, non-refundable payments of license fees of $13.75 million under the terms of the agreement.  Our licensing revenue in the three months ended April 30, 2008 consisted entirely of the amortization of the IGT advance non-refundable payments.  Our licensing revenue in the three months ended April 30, 2009 consisted of the amortization of IGT advance non-refundable payments and royalty revenues received from SANYO.  The increase in the amount of licensing revenue for the three months ended April 30, 2009 when compared with the corresponding prior year  is due to the amortization of an additional $10.0 million in advance, non-refundable payments of license fees from IGT and the receipt of royalty revenues from SANYO.  The balance of the IGT advance on licensing revenues is recorded as deferred revenue and will continue to be earned through the year ending 2022, the remaining term of the agreement.

Our patent and technology licensing agreements provide royalties to us when our customers sell or ship products incorporating our MLD technology.   Except for advanced, non-refundable payments, we do not recognize licensing revenues until our customers sell or ship their products incorporating MLD technology.  Therefore, a majority of our potential licensing revenue is dependent upon our customers’ sales and marketing programs.  We expect to continue to recognize increasing licensing revenue from SANYO and the continued recognition of IGT deferred revenue in the year ending 2010; however, we have no control over the timing or success of our customer’s sales or marketing programs.

Cost of licensing is primarily the amortization of capitalized costs related to our patents.  In December 2001, DVIL entered into an agreement with BASS Group LLC, a Florida limited liability company, whereby John and Robert Bass assigned the rights and interest to three patents granted in the U.S. These rights were subsequently assigned to PureDepth Limited.  In consideration of the assignment, PureDepth Limited was required to pay BASS Group approximately $175,000 per year through 2010.   On January 29, 2009, we entered into a new settlement agreement with The Bass Group, pursuant to which the original settlement agreement between us and The Bass Group dated as of December 2001, expired on February 27, 2009 and we made a one-time payment to The Bass Group of approximately $43,000.  Pursuant to the agreement, we retained ownership of the patents covered by the Initial Settlement until they expired on February 27, 2009 and no further amounts are or will be due the BASS Group. The substantial decrease in cost of licensing is the result of the termination of the payments due for these patents acquired from the BASS Group LLC.    Cost of licensing is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, of up to 20 years.

Services Revenue and Cost of Services

	For Three Months Ended
	April 30		Change
($ in thousands)	2009	2008	$	%
Services revenue	$201	$110	$91	83%
Cost of services	167	87	80	92%

Gross margin - $	$34	$23	$11	48%
Gross margin - %	17%	21%

Our services revenue in the three months ended April 30, 2009 and 2008 consisted entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  The increase in revenue in the three months ended April 2009 is the result of services performed on two major design and prototyping contracts with IGT, compared to one in the same period last year, and of providing software training. We believe that services revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services provided in the three months ended April 30, 2008 represents direct labor and overhead costs of providing the respective services.   Cost of services provided in the three months ended April 30, 2009 primarily represents outsourcing costs.   We have strengthened our relationships with outsourcing vendors, reduced the number of employees from the same period last year, and increased our managed outsourcing.  We expect cost of services to fluctuate with changes in services revenues and the related gross margins to improve as the volume of services revenues increase.

Product Sales Revenue and Cost of Product Sales

	For Three Months Ended
	April 30,		Change
($ in thousands)	2009	2008	$	%
Product sales revenue	$49	$-	$49	100%
Cost of product sales	116	-	116	100%

Gross margin - $	$(67)	$-	$(67)
Gross margin - %	(137%)	-

Product sales represent sales of MLD components and prototypes of MLD-enabled display devices to existing and potential licensing customers. We design and manufacture MLD components and MLD prototypes specifically for sale to these customers, who use them in their manufacturing process or to develop, test and promote MLD applications in their products.  The increase in product sales revenue from the same period last year is due to an increase in MLD component sales to an IGT subassembly vendor who manufactured and sold MLD products during the three months ended April 30, 2009.   We expect product sales revenue of our MLD component and prototypes of MLD-enabled display devices will fluctuate and may increase as our customers launch and market their MLD products and as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2010.

Cost of product sales represents materials, sub-contractor services, direct labor and overhead costs of assembling the components or prototypes at subcontractor’s facilities.  We usually have minimal to negative margins on our product sales as we acquire small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices has, to date, required the use of non-standard parts and manual or unique assembly.  In the three months ended April 30, 2009, a series of issues relative to bringing up a new manufacturing subcontractor resulted in a net $0.07M inventory write-down and a negative margin of $0.07M.  We have taken steps to mitigate these issues in the short term while continuing to move forward on a strategic process to lower overall per unit costs.  As the engineering and material standards for form factors are finalized, we expect the cost of materials and associated labor to decline. As a result of these factors, we still expect to see our cost of product sales as a percentage of product revenues decline in the year ending 2010.

Operating Expenses

	For Three Months Ended
	April 30,				Change
($ in thousands)	2009	% of Total	2008	% of Total	$	%
Depreciation	$20	1%	$32	2%	$(12)	(38%)
Research and development	549	31%	466	29%	83	18%
Sales and marketing	216	12%	153	10%	63	41%
General and administrative	980	56%	955	59%	25	3%

Total operating expenses	$1,765	100%	$1606	100%	$159	10%

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  For the three months ended April 30, 2009 and 2008, our stock-based compensation totaled $154,602 and $190,460, respectively.  The decrease of stock-based compensation is primarily the result of our reduction in staff. We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the three months ended April 30, 2009, we expensed stock-based compensation of approximately $39,000 in research and development, and $116,000 in general and administrative operating expense categories.

Depreciation.  Depreciation represents the depreciation expense on our fixed assets.  The decrease in depreciation expense from the same period last year is primarily the result of fully amortizing leasehold improvements in our Auckland, New Zealand location last year since the three months ended April 30, 2009.  It is unlikely we will need to make significant purchases of fixed assets in the foreseeable future and accordingly, the depreciation expense is not expected to change proportionately with revenue or total operating expenses.

Research and development.  Our research and development activities include; research, patent development and management, prototype development, product design development and development of software applications and the development of content tools. Research and development expenses consist primarily of personnel salary, benefits and stock-based compensation, consultant and contractor fees, materials, and travel.  During the three months ended April 30, 2009, we expanded the scope of our patent management activities beyond patent issuance, to address patent strategy, patent infringement, and market opportunities.  We utilize the services of specialized consultants with in depth knowledge and experience in our industry to manage our patents.  In the same period last year patent management was handled in-house and the main focus was on the issuance of new patents.  The bulk of cost increases are the result of the expansion of the scope of our patent management, as well as the payment of scheduled bonuses.  Increases were also attributable to consulting fees and material costs for prototype and product design development.  These cost increases were partly offset by a drop in foreign exchange rates during the three months ended April 30, 2009, compared to the same period last year.  Our research and development work is conducted in New Zealand and the costs incurred are primarily in New Zealand dollars.

On February 8, 2009, the Company implemented a restructuring plan to better align resources with its strategic plans.  The restructuring resulted in a realignment and reduction affecting personnel in its Auckland, New Zealand offices.  During the three months ended April 30, 2009, the Company incurred, and paid, a restructuring charge of $31,000 that related to employee severance.  The severance costs were offset by salary reductions achieved in the quarter.

We do not expect research and development expenses to change significantly during the year ending 2010; however, they may be impacted by currency fluctuations.  Our focus will be working towards the delivery of a holistic platform of capability that will deliver a new experience of visualization for MLD’s.  Also, we will continue to proactively manage, expand and protect our intellectual property assets.

Sales and marketing. During the latter part of the fiscal year ended 2009 we re-evaluated our strategy and shifted our focus to expanding our initial presence in the Pachinko and Pachislot market in Japan, and developing technical and commercial approaches for potential licensees in the newly identified public information display markets in Japan.  We hired a country manager and formed a Japanese subsidiary, PureDepth Japan K.K., April 2009.  The increase in sales and marketing costs for the three months ended April 30, 2009, compared to the same period last year, is directly attributable to the one-time costs of approximately $110,000 to establish our subsidiary in Japan, offset by reductions in outside services.  In the same period last year, our sales and marketing effort was principally United States based.  For the three months ended April 30, 2008 our sales and marketing expenses consisted primarily of costs in the United States for personnel salary and benefits, travel, tradeshows, consultant fees and stock-based compensation.

General and administrative.   General and administrative expenses consist primarily of personnel salary and benefits, stock-based compensation, travel, insurance, rent and professional fees related to our public company filing requirements.  During the three months ended April 30, 2009,our accounting function was transferred from our Redwood City, California office, to our Auckland, New Zealand office.  Cost savings from this transfer, which will be ongoing, were achieved, but were exceeded by one-time severance and bonus payments pertaining to the transfer, as well as scheduled executive bonuses, some of which had been restructured to reflect 6 months of objectives rather than the usual 3 months. The cost increase from severance and bonuses was reduced in part due to a decrease in consulting costs and the drop in foreign exchange rates.  The reduction in consulting costs is the result of equity placement fees incurred for the same period last year that were not incurred for the three months ended April 30, 2009, and work done initially to meet the Sarbanes-Oxley requirements.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase due to the reduction of inside legal and technical employees and our reliance of external professionals.  We may also experience increased legal and capital raising costs associated with any capital raising activities we may undertake in the year ending 2010.  We anticipate that the overall cost savings measures introduced during the years ended 2008 and 2009 will help us maintain or offset increases in our general and administrative expenses in the year ending 2010 as we have re-balanced our costs in support of our strategy. A portion of our general and administrative costs are incurred in New Zealand dollars and may be impacted by currency fluctuations.

Other Income and Expense

	Three Months Ended
	April 30,		Change
($ in thousands)	2009	2008	$	%
Interest income	$56	$7	$49	700%
Interest expense	(80)	(60)	(20)	33%
Foreign exchange gain (loss)	33	(15)	48	(320%)
Other expense	-	-	-	-

Total other income(expense), net	$9	$(68)	$77	(113%)

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous income or expense.  Interest income is earned on our cash, and cash equivalent, balances.  Interest income was higher in the three months ended April 30, 2009, than the same period last year as a result of the investment of advanced licensing payments receive in the later part of last year, in certificates of deposit and cash alternatives.  We expect interest income to fluctuate in the year ending 2010 depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.   Interest expense increased due to the step up of interest rates on our convertible notes from 2.7% to 8%, which was partly offset by a reduction due to the settlement of the Bass loan late last year.   We expect interest expense to increase in the year ending 2010 due to potential additional funding arrangements with interest requirements.  Our foreign exchange gains and losses result from transactions with our New Zealand and Japanese subsidiaries, with our overseas customers and translation of our overseas subsidiaries into U.S. dollars.   The increase in the foreign exchange gain for the three months ended April 30, 2009, is due to the an increase in cash balances held in New Zealand and fluctuations in the international exchange rates with our subsidiaries in New Zealand.

Liquidity and Capital Resources

We have funded our operations from inception through April 30, 2009 primarily through the sale and exercise of common stock and warrants, the sale of convertible notes and the use of advance, non-refundable payments of licensing fees.  In the three months ended April 30, 2009, net cash used by operating activities was $1.1million and an additional $129,000 was used for investment in fixed assets and intellectual property.  Our operating and asset purchasing activity during the three months ended April 30, 2009, was primarily funded by available cash of $7.3 million at January 31, 2009.  We expect the cash balance of $6.3 million at April 30, 2009 to be adequate to fund our operations in the year ending 2010.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of April 30, 2009, we had 14,722,376 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.29.  We also had as of April 30, 2009 outstanding warrants to purchase 7,060,044 shares of common stock at a weighted average exercise price of $1.20.  In March 2009, 9,003,832 warrants with a weighted average exercise price of $1.11 expired.  The remaining 7,060,044 with a weighted average exercise price of $1.20 have an expiration date in July 2009.

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

Provision for State and Federal Income Taxes

From inception through April 30, 2009, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two New Zealand subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at April 30, 2009.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position, results of operations or cash flows for the three months ended April 30, 2009.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  At April 30, 2009, no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the three months ended April 30, 2009.

We are subject to taxation in the U.S. and California. Our subsidiaries are subject to taxation in New Zealand and Japan.  All of our tax years in the U.S. will be open to examination by the federal and California tax authorities because the statute of limitations are open and due to our overall net operating loss carryforward position.  Our subsidiaries are subject to examination by foreign tax authorities for all tax years.

Obligations

Our obligations as of April 30, 2009 consisted of operating leases for facilities and secured convertible notes.  The convertible notes were originally due February 4, 2009. On February 4, 2009, an extension was signed to February 10, 2010.  The aggregate principal amount of the secured convertible notes at April 30, 2009, totaled $3.9 million and is convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, upon maturity on February 4, 2010, the secured convertible notes may, at the holder’s option, convert into our common stock at a five percent (5%) discount from a formula-derived market price.  The secured convertible notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the secured convertible note purchase agreement, each note holder has received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The secured convertible notes are secured by our assets.  At April 30, 2009, minimum lease payments required under the operating leases amounted to $0.3 million and are payable through 2012.

We intend to fund our obligations from our ongoing operations, existing cash resources, subleasing agreements, and other capital raising activities.

We anticipate that our existing licensing contracts will require limited capital investment and will be supported by our current staff levels.

Off-Balance Sheet Arrangements

           We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies included in our Annual Report on Form 10-K for the year ended 2009.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We have described our accounting policies in Note 1 to our condensed consolidated financial statements included in the Form 10-K under Item 8 of  Part II entitled “Financial Statements and Supplementary Data”.  The SEC considers an accounting policy to be critical if it is both important to a company’s financial condition and results of operations and it requires significant judgment and estimates on the part of management in its application.

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

Licensing. Licensing revenue is primarily derived from royalties received from licensees of our intellectual property rights, including patents, trademarks and know-how. Royalties are recognized when all revenue recognition criteria have been met. Judgments are made as to whether collectability can be reasonably assured based on the licensee’s recent payment history and credit worthiness.

Deferred revenue related to agreements involving both an exclusive license for a term and a provision for royalty payments per units beyond a minimum threshold will be recognized as follows: the initial payment amount will be either (a) recognized equally over the term or (b) based upon customer license usage, whichever cumulative figure is higher.

If we were to make different judgments or utilize different evidence in relation to licensing revenue agreements, collectability and the amount of deferred revenue related to the agreements and the terms, the amount and timing of our revenue could be materially affected.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting, as of January 31, 2009, relating to ineffective control environment for inadequate segregation of duties and information technology access as described in the our Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended 2009 have not materially changed.

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

IF OUR STRATEGY IS NOT SUCCESSFUL, OR IF EXPANSION OPPORTUNITIES ARISE THAT REQUIRE CASH INVESTMENT, , WE WILL NEED TO SEEKADDITIONAL FINANCING TO FUND ONGOING OPERATING LOSSES OR EXPANSION, THAT WILL DILUTE SHAREHOLDINGS, AND OUR FAILURE TO OBTAIN ADDITIONAL FINANCING AS AND IF NEEDED WILL RESTRICT OUR OPERATIONS AND MAY CAUSE US TO CEASE OPERATIONS ALTOGETHER.

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

Our obligations under the note purchase agreement and security agreement, under which the Company raised $3,900,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements, including of the Company’s fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements, including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in our Annual report on Form 10K under Item 13 Part III entitled “Certain Relationships, Related Transactions and Director Independence”.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future..  As a result, we will need to generate significant revenue in order to achieve and maintain profitability. Currently, we have limited sources of revenue. Even if we succeed in developing and commercializing our current and additional products, we expect that we will continue to incur substantial losses for the foreseeable future. In sum, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability will likely negatively impact the value of our securities.

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

We currently have licensing arrangements only with IGT and Sanyo, and expect to derive a majority of our revenues for the year ending 2010 in the form of the recognition of deferred revenue resulting from prepaid royalties under our licensing agreement with IGT and royalties from Sanyo unit sales under our agreement with them.  If for any reason our partners do not ship products incorporating our technology, we will not receive additional licensing revenues and our operating results will suffer.

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

As of April 30, 2009, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock, or approximately 52% of our outstanding common stock.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

LIMITEDTRADING OF OUR COMMON STOCK ON AN ILLIQUID MARKET MAY RESULT IN LOWER MARKET PRICES.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On May 29, 2008,  we entered into an  Amendment  No. 2 to the Exclusive Sales and Distribution License (  the "Amendment") with SANYO Sales and Marketing Corporation and SANYO Electric System Solutions Co., LTD. (collectively, "SANYO"), dated December 15, 2005.

Pursuant to the Amendment, the term of the contract has been modified. In addition, the markets in which SANYO has authority to sell has been modified to make them non-exclusive and the royalty rates have been amended. Except as set forth above, all other material terms and conditions of the Exclusive Sales and Distribution License shall remain in full force and effect

We are filing a copy of the Amendment as an exhibit to this Quarterly Report.  Portions of the Amendment are omitted in accordance with a request for confidential treatment that we have submitted to the Securities and Exchange Commission.

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation*(1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. *(1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock *(1)

3.5	Bylaws of the Company *(1)

4.1	Form of A-Warrant *(1)

4.2	Form of B-Warrant *(1)

4.3	Form of Agent/C-Warrant*(1)

4.4	Form of D-Warrant *(2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 *(1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005*(1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006*(1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. *(1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)*(1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)*(1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement *(4)

10.9	Director Contract - John Floisand *(4)

10.10	Director Contract - Tom Marcus *(4)

10.11	Executive Employment Agreement - O’Callahan *(5)

10.12	Executive Employment Agreement - Angelopoulos *(6)

10.13	Form of Directors and Officers Indemnity Agreement*(7)

10.14	Amendment of Stock Option Agreement – David Hancock *(7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos *(7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro *(7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) *(8)

10.18	Executive Employment Agreement – McCaman *(9)

10.19	Separation Agreement – Angelopoulos *(10)

10.20	Waiver Agreement with K1W1 *(11)

10.21	Executive Employment Agreement – Credelle *(13)

10.22	Executive Employment Agreement – Marcus *(14)

10.23	Samsung License Agreement (++)*(15)

10.24	Office Lease – Twin Dolphin Drive, California*(16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro *(17)

10.27	Secured Note Purchase Agreement*(18)

10.28	Security Agreement*(18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)*(19)

10.30	Amendment to Executive Employment Agreement – McCaman*(18)

10.31	Sublease Agreement – Twin Dolphin Drive, California*(18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California*(20)

10.33	Variation to Employment Agreement – Bowman *(21)

10.34	Consultancy Agreement - Bowman*(21)

10.35	Amendment no. 1 to Convertible Note Purchase Agreement and Security Agreement*(22)

10.36	Amendment no. 2 to Convertible Note Purchase Agreement and Security Agreement*(23)

10.37	Amendment no 1. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++) *(26)

10.38	Executive Employment Agreement – Andrew L. Wood *(24)

10.39	Amendment No. 2 to Executive Employment Agreement – Jonathan J. McCaman *(24)

10.40	Amendment No 1. to the IGT Patent and Technology License Transfer Agreement (++)

10.41	Deed of Variation of Leases and Rent Reviews dated November 10, 2008 (amending Deeds of Lease dated May 31, 2006) *(25)

10.42	Amendment no 2. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)

14.1	Code of Business Conduct and Ethics *(18)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 *(3)

16.2	Letter of Mark Bailey & Company *(12)

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Financial Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

(++)	Confidential treatment has been obtained as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
*(1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
*(2)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 3, 2006
*(3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
*(4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 12, 2006
*(5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
*(6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
*(7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
*(8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
*(9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
*(10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 26, 2007
*(11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
*(12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
*(13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
*(14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
*(15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
*(16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
*(17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007
*(18)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on April 30, 2008
*(19)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB/A filed on December 5, 2007
*(20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
*(21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008
*(22)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 7, 2008
*(23)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 15, 2008
*(24)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 15, 2008
*(25)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 10, 2008
*(26)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-Q filed on September 15, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: June 12, 2009	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

By:	/s/ Joseph A. Moran
Mr. Joseph A. Moran Chief Financial Officer (Principal Accounting and Financial Officer)