Form 10-Q
period 2009-07-31
PUREDEPTH, INC.
filed 2009-09-14
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission file number: None

PureDepth, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4831825 (I.R.S. Employer Identification No.)

303 Twin Dolphin Drive, Suite 600, Redwood City, California 94065
(Address of principal executive offices) (Zip Code)

(650) 632-4651
(Registrant’s telephone number, including area code)

230 Twin Dolphin Drive, Suite 230D, Redwood City, California 94065

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
       Yes [  ]             No [X]

As of August 31, 2009, 68,991,352 shares of Issuer’s common stock, $0.001 par value, were outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements:	3
	- Condensed Consolidated Balance Sheets (Unaudited)
	- Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	- Condensed Consolidated Statements of Cash Flows (Unaudited)
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

	Signatures	41

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2009	January 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$5,317,321	$7,275,435
Restricted cash	15,000	15,000
Accounts receivable, net	245,342	93,415
Inventory	156,675	118,355
Other current assets	124,857	210,398
Total current assets	5,859,195	7,712,603

Property and Equipment, net	289,286	265,934

Other Assets
Intellectual property, net	2,358,381	2,230,313
Other assets	5,949	45,949
Total Assets	$8,512,811	$10,254,799

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$487,152	$286,369
Accrued expenses	656,349	237,980
Accrued interest	256,618	100,618
Deferred revenue – current portion	939,757	939,757
Convertible debt, net of discount	-	3,897,849
Other current liabilities	245,282	13,646
Total current liabilities	2,585,158	5,476,219

Long Term Liabilities
Deferred revenue	10,550,185	11,020,063
Convertible debt - See Note 13	3,900,000	-
Other long term liabilities		15,000
Total Liabilities	17,035,343	16,511,282

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,991,352 and 68,991,352 issued and outstanding	68,992	68,991
Additional paid in capital	35,492,674	35,225,671
Accumulated other comprehensive loss	(251,321)	(922,600)
Accumulated deficit	(43,832,877)	(40,628,545)
Total stockholders' deficit	(8,522,532)	(6,256,483)
Total Liabilities and Stockholders' Deficit	$8,512,811	$10,254,799

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue
Licensing	$276,939	$189,500	$575,878	$377,000
Services	24,272	-	225,430	110,052
Product sales	328,500	51,750	377,300	51,750
Total revenue	629,711	241,250	1,178,608	538,802

Cost of licensing	50,330	81,475	86,213	161,287
Cost of services	38,777	-	205,513	87,473
Cost of product sales	250,584	60,416	366,552	60,416
Total cost of revenue	339,691	141,891	658,278	309,176
Gross margin	290,020	99,359	520,330	229,626

Operating Expenses
Depreciation	19,815	32,141	40,057	64,353
Research and development	649,928	586,806	1,199,139	1,052,842
Sales and marketing	269,321	49,691	485,184	203,064
General and administrative	839,130	767,002	1,819,427	1,722,254
Total operating expenses	1,778,194	1,435,640	3,543,807	3,042,513

Loss from operations	(1,488,174)	(1,336,281)	(3,023,477)	(2,812,887)

Other Income ( Expense )
Interest income	42,032	3,472	97,808	10,132
Interest expense	(78,052)	(74,985)	(158,264)	(134,566)
Foreign exchange gain (loss)	91,252	(49,141)	124,883	(63,683)
Total other income (expense)	55,232	(120,654)	64,427	(188,117)

Loss before income taxes	(1,432,942)	(1,456,935)	(2,959,050)	(3,001,004)

Income tax provision	116,282	-	245,282	-
Net loss	$(1,549,224)	$(1,456,935)	$(3,204,332)	$(3,001,004)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Weighted average shares outstanding, basic and diluted	68,991,352	68,511,799	68,991,352	68,498,042

Comprehensive Loss
Net loss, per statement of operations	$(1,549,224)	$(1,456,935)	$(3,204,332)	$(3,001,004)
Foreign exchange gain	347,309	49,290	671,279	42,455
Comprehensive net loss	$(1,201,915)	$(1,407,645)	$(2,533,053)	$(2,958,549)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	July 31, 2009	July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,204,332)	$(3,001,004)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	126,270	225,638
Loss on disposal of assets	24,094	1,318
Stock-based compensation expense	267,003	376,907
Amortization of debt discount	2,150	73,205
Changes in operating assets and liabilities:
Accounts receivable	(151,927)	(42,486)
Restricted cash	-	(1,256)
Inventory	(38,320)	(184,312)
Other current assets	125,543	51,234
Accounts payable	200,783	(50,718)
Deferred revenue	(469,878)	(375,000)
Accrued expenses	418,369	(502,036)
Accrued interest	156,000	60,859
Other liabilities	216,636	15,000
Net cash used in operating activities	(2,327,609)	(3,352,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	14,948
Purchases of fixed assets	(87,503)	(4,660)
Expenditures for intellectual property	(214,281)	(228,916)
Net cash used in investing activities	(301,784)	(218,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	-	24,712
Proceeds from convertible debt	-	3,300,000
Principal payments on notes payable	-	(12,979)
Net cash provided by financing activities	-	3,311,733
Effect of exchange rate on cash	671,279	42,455

Net decrease in cash and cash equivalents	(1,958,114)	(217,091)
Cash and cash equivalents at beginning of period	7,275,435	429,726
Cash and cash equivalents at end of period	$5,317,321	$212,635

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

These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the years ended January 31, 2009 and 2008.  Operating results for the three months and six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard effective February 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard effective July 31, 2009 and the Company’s adoption of this EITF did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted this standard effective July 31, 2009 and the Company’s adoption of this EITF did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard effective July 31, 2009 and the Company’s adoption of this EITF did not have a material impact on its consolidated financial statements

On May 28, 2009, FASB issued FASB Statement No. 165, Subsequent Events (FAS 165). FAS 165 establishes the principles and requirements for the disclosure of subsequent events. In particular, the Statement sets forth:

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

The Company adopted this standard effective July 31, 2009 and the Company’s adoption of this EITF did not have a material impact on its consolidated financial statements

 In June 2009, the FASB issued SFAS 168, Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, replacing SFAS 162. SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended October 30, 2009, as required, and adoption is not expected to have a material impact on the Company's financial statements.

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

In the three month period ended July 31, 2009, the Company changed its estimate of the useful lives of its patents from 240 months to 204 months to reflect the patent issue date.  This change was made to better match amortization expense with the estimated useful life of, and the related revenue stream from these assets. This change in estimate had the effect of increasing the expense for the three and six month periods ended July 31, 2009 by approximately $9,000.

Subsequent Events

We evaluated subsequent events through September 14, 2009, the date this quarterly report on form 10-Q was filed with the Securities and Exchange Commission (SEC).

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

Restructuring

On February 8, 2009, and on July 24, 2009 we restructured our operations reducing our research and development staff in our Auckland, New Zealand office. At July 31, 2009 we had 7 research and development staff, compared with 23 at July 31, 2008.  The company incurred a restructuring charge included in Research and Development Operating Expenses that primarily related to employee severance in the three and six months ended July 31, 2009 of approximately $101,000 and $132,000, respectively.

During April 2009, our accounting function was transferred from our Redwood City, California office, to our Auckland, New Zealand office.  On May 15, 2009, the former Chief Financial Officer left the company and a Chief Financial Officer was retained on a part time basis from a leading financial and management services firm. We relocated from 230 Twin Dolphin Drive, Suit 230D, in Redwood City, California, to 303 Twin Dolphin Drive, Suite 600, also in Redwood City, California. One time severance costs associated with these changes were recognized in the three and six months ending July 31, 2009 of approximately $59,000 and $127,000 respectively.  In addition, one time relocation costs of approximately $96,000 were recognized in the three and six months ending July 31, 2009.  These severance and relocation costs are included in General and Administrative Operating Expenses.

Note 3 - Inventory

The Company uses a series of subcontractors to manufacture a MLD component part that is sold to a licensing customer.  The purchases of raw materials, work in process and finished goods are recorded as inventory until the components are sold to the licensing customers.  All inventories are located at subcontractor facilities.   Inventories include materials, subcontractor expenses and overhead and are stated at the lower of cost or market.  Cost is determined using the first-in, first out (“FIFO”) method.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluation of net realizable value.

Inventories:	July 31, 2009	January 31, 2009
Work-in-progress	$156,675	$117,677
Finished goods	-	678
Total inventories	$156,675	$118,355

Note 4 - Intellectual Property

Intellectual property consists of the following:

	July 31, 2009	January 31, 2009
Patent registration costs	$3,034,151	$2,819,828
Software development costs	70,456	70,456
Acquired patent rights	333,400	333,400
Less: accumulated amortization	(1,079,626)	(993,371)
Intellectual property, net	$2,358,381	$2,230,313

Amortization of intellectual property is included in the cost of licensing.   For the six months ended July 31, 2009 and 2008, amortization expense totaled approximately $86,000 and $161,000, respectively.  For the three months ended July 31, 2009 and 2008, amortization expense totaled approximately $50,000 and $81,000, respectively.

Amortization expense for the next five years is summarized in the following table:

Years ending January 31 ,
2010	$92,223
2011	178,479
2012	178,479
2013	178,479
2014	178,479
Thereafter	1,552,242
Total	$2,358,381

Note 5 – Accounts Payable

Accounts payable consists of amounts payable to trade creditors.  The aging of trade creditors remained consistent at July 31, 2009 with the previous year end.  The bulk of the increase as of July 31, 2009 was due to outsourcing to meet increased demand for the manufacture of a  MLD component part and for design and prototyping services, outsourcing to expand the scope of our patent management and outsourcing for other consulting work.

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

On February 4, 2009, Amendment 1 to the Note Purchase Agreement was signed extending the maturity to February 10, 2010. On August 25, 2009, Amendment 2 to the Note Purchase Agreement was signed further extending the maturity on these notes to June 30, 2011. The principal and interest due on the Convertible Notes are payable on the maturity date, subject to earlier conversion due to a Qualified Financing event, as defined in the Convertible Notes or at the option of the holder. If the Notes are not converted, the principal and accrued interest will be due on June 30, 2011.

Amendment 2 also provided for a change in the conversion terms. At the option of the holder, principal and interest due on the Convertible Notes is payable either in cash or in common stock. The price per share of common stock for any such conversion shall be equal to an amount equal to the lower of (i) $0.15 or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the conversion date, as quoted on the OTCBB.  Assuming, solely for the purposes of providing an estimate, that the maturity date of the Notes was July 31, 2009, then the number of shares of common stock that would have been issuable upon conversion on such date is approximately 42,966,016.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of July 31, 2009, the Company is not in default.

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

The debt discount associated with the embedded conversion feature was amortized over the first term of the notes, ending on February 4, 2009. Debt discount amortization was recorded to interest expense in the amount of $2,150 for the three months ended April 30, 2009, while none was recorded for the three months ended July 31, 2009. There was no debt discount associated with the extension on February 4, 2009.

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

Note 8 - Stockholders’ Deficit

Stock warrants

The following table summarizes common stock warrant activity for:

	Six months ended July 31, 2009
	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	16,063,876	$1.15
Issued	-	-
Exercised	-	-
Expired	(16,063,876)	$1.15
Outstanding and exercisable at the end of the period	-	-

The Company values warrants issued as compensation at the fair value determined on the date of grant using the Black-Scholes valuation model and the same assumptions as used for employee stock-based compensation except for expected terms which are determined by the respective warrant agreement.  See Stock option plan note for related discussion and assumptions.

Stock option plan

At July 31, 2009, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan No. 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in U.S. dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in the three months ended July, 31, 2009 is the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). This approach resulted in expected term of 5.0 years for stock options.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

	Three Months Ended		Six Months Ended
	July 31		July 31
Significant Assumptions	2009	2008	2009	2008
Expected volatility	70%	70%	70%	70%
Expected forfeiture rate	30%	30%	30%	30%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.0	5.0	5.0	4.5 to 5.0
Risk-free rate	2.43%	3.18% to 3.19%	1.65% to 2.43%	2.66% to 3.19%

The following table summarizes common stock option activity under the plan for:

	Six Months Ended July 31, 2009
Option Shares	Shares	Weighted Ave. Exercise Price
Outstanding at beginning of year	13,670,681	$0.49
Granted	9,867,280	$0.14
Exercised	-
Forfeited and cancelled	(8,764,195)	$0.50
Outstanding at end of the period	14,773,766	$0.24
Exercisable at end of the period	5,618,258	$0.14

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2009:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.09 to $0.18	9,134,502	6.66	$0.14	$50,750	955,175	$0.15	$313
$0.21 to $0.29	4,755,513	3.00	$0.27	$0.0	4,046,409	$0.28	$0.0
$0.41 to $1.67	728,751	5.31	$0.96	$0.0	461,674	$0.95	$0.0
$2.07 to $3.51	155,000	4.42	$2.43	$0.0	155,000	$2.43	$0.0
Totals	14,773,766	5.39	$0.24	$50,750	5,618,258	$0.37	$313

*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.12 as of July 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  There were 31,250 in-the-money stock options exercisable as of July 31, 2009.  At July 31, 2009, 5,618,258 options were exercisable with a weighted-average exercise price of these options was $0.14. Of the 22,241,260 shares of common stock reserved for issuance under its 2006 Stock Incentive Plan, 14,773,766 options were outstanding, 2,798,821 options have been exercised, 125,000 have been granted to a third party service provider and 4,543,673 options are available for grant at July 31, 2009.

The stock-based compensation cost for options issued in the six months ended July 31, 2009 and 2008 was $267,003 and $376,907, respectively.  The stock-based compensation cost for options issued in the three months ended July 31, 2009 and 2008 was $112,401 and $186,447, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at July 31, 2009 associated with employee and director stock options was approximately $0.8 million and is expected to be recognized over a weighted-average period of 2.4 years.

Note 9 – Major Customer

One customer accounted for 85% and 82% of the Company’s licensing revenues in the three and six months ended July 31, 2009.  The same customer accounted for 99% of the Company’s licensing revenues in the three and six months ended July 31, 2008 and the entire ending balance of deferred revenue at July 31, 2009 and January 31, 2009.

Note 10 – Provision for Income Taxes

In early 2009, the State of California legislature enacted significant California tax law changes. As a result of the enacted legislation, the Company expects that, based upon its current projected taxable income for the year, its tax obligation in the year 2010 will be approximately $309,000 due to a change in treatment of NOL’s and deferred revenue. We recorded a provision of approximately $111,000 this quarter for income taxes related to this expected payment.

Note 11 – Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, warrants and employee stock options. Diluted net loss per share for the three months and six months ended July 31, 2009 and 2008 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, warrants and employee stock options is anti-dilutive. The components of basic and diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,549,224)	$(1,456,935)	$(3,204,332)	$(3,001,004)

Denominator:
Weighted average shares outstanding, basic and diluted	68,991,352	68,511,799	68,991,352	68,498,042

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

The Company excluded the following shares from the denominator of the diluted net loss per share calculation as the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Convertible notes	42,966,016	10,890,127	42,966,016	10,890,127
Warrants	-	17,290,468	-	17,290,468
Employee stock options	14,773,766	14,072,739	14,773,766	14,072,739

Note 12 - Related Party Transactions

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

On August 25, 2009, the Company entered into an Amendment No. 2 to Convertible Promissory Notes (the “Amendment”), which amends each of the  Convertible Promissory Notes previously issued by the Company to K One W One Limited (“K1W1”) on February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, respectively (collectively, the “Notes”), pursuant to the  Convertible Note Purchase Agreement dated as of February 4, 2008 and Security Agreement dated as of February 4, 2008, in each case as amended by Amendment No. 1 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 and Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated August 12, 2008 and Amendment No. 1 to Convertible Promissory Notes dated February 3, 2009.  The Amendment restates and extends the maturity date of each of the Notes to June 30, 2011. The Amendment also allows K1W1 the option to convert the Note and accrued interest prior to maturity at the lower of the 10-day weighted average share price prior to the conversion date or $0.15. All other terms and conditions of the Notes and the Convertible Note Purchase Agreement and Security Agreement, as amended, remain the same.

Note 13 - Subsequent Event

On August 25, 2009, the Company entered into an Amendment No. 2 to Convertible Promissory Notes (the “Amendment”), which further amends each of the  Convertible Promissory Notes previously issued by the Company to K One W One Limited (“K1W1”) on February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, respectively (collectively, the “Notes”), pursuant to the  Convertible Note Purchase Agreement dated as of February 4, 2008 and Security Agreement dated as of February 4, 2008, in each case as amended by Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 and Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated August 12, 2008 and Amendment No. 1 to Convertible Promissory Notes dated February 3, 2009.  The Amendment restates and extends the maturity date of each of the Notes to June 30, 2011. The Amendment also allows K1W1 the option to convert the Note and accrued interest prior to maturity at the lower of the 10-day weighted average share price prior to the conversion date or $0.15. All other terms and conditions of the Notes and the Convertible Note Purchase Agreement and Security Agreement, as amended, remain the same.  As a result of this amendment and as of the date of this report, the Notes have been classified as Convertible Debt under Long Term Liabilities.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

 This Quarterly Report of PureDepth, Inc. on Form 10-Q contains certain “forward-looking statements” All statements in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding expanding the use of our technologies in existing and new markets; demand for and future revenues from the sale of visual display products incorporating our technologies; growth opportunities in the visual display market; opportunities to incorporate our technologies in markets outside the traditional consumer product markets; the rate of adoption and sales of MLD visual displays; diversification of sources of licensing revenue; our expected profit margin from our MLD product sales; the future impact of our critical accounting policies, including those regarding revenue recognition, allowance for doubtful accounts, accounting for income taxes, and stock-based compensations; statements regarding the sufficiency of our cash reserves; and our expected rate of return on investments. Actual results may differ materially from those discussed in these forward looking statements due to a number of factors, including: the rate of growth of the markets for MLD visual displays that include our technologies; the extent to which our expectations regarding new licensing markets are realized; whether our competitors are able to develop and sell alternative 3-D or MLD visual display technologies to our partners; the accuracy of our identification of critical accounting policies and the accuracy of the assumptions we make in implementing such policies; the accuracy of our estimates regarding our taxable income and cash needs for the next twelve months; the accuracy of our calculations of royalties due to our licensors; and fluctuations in interest rate and foreign currencies.  These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Risk Factors” as well as elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consider the factors affecting results and risk factors listed from time to time in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports.  Such filings are available on our website, free of charge, at www.puredepth.com , but the information on our website does not constitute part of this Quarterly Report.

Company and Fiscal Year

As used herein, unless the context otherwise requires, PureDepth, Inc., together with its New Zealand subsidiaries PureDepth Limited and PureDepth Incorporated Limited, and Japanese subsidiary, PureDepth Japan KK, are referred to in this Quarterly Report on Form 10-Q as the “Company,” “we,” “us” and “our.” References herein to year ending 2010, and years ended 2009 and 2008 mean the fiscal year ending January 31, 2010, and the fiscal years ended January 31, 2009 and January 31, 2008, respectively.

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

We continue to execute on our strategy of expanding our presence in the US Casino market by working with Game Development companies to place potential games before IGT. In this regard, agreements have been announced with ADI and No 8. Additional opportunities are being explored. In addition, we continue our primary focus of expanding our Japan market presence in both the Pachinko and Pachislot markets, as well as the Amusement and Public Information Display markets. We believe steady progress is being made to identify the potential partners to penetrate these markets. We continue to support our existing licensees and are pleased that IGT has now taken MLD product distribution into over 500 properties worldwide and that Sanyo, along with it’s customer, plan to launch a new Pachinko MLD game onto the market. In addition, we are pleased to announce that we are now introducing our  MOBILE MLD prototype to selected customers. This shows, in our view, excellent visual impact with only 1mm (millimeter) between the two displays with market-compatible battery performance.

In the Japanese market, we are responding to customer input by providing Evaluation Kits consisting of Hardware, our Software Development Platform, training and support, to allow for testing of our technology in real-world environments with fixed time periods associated. In addition we are formulating partnerships with hardware suppliers to enable both the provision of the hardware component of the Evaluation Kits as well as full product channel supply.

In addition, we have continued to progress the strategy that is focused on those companies that have demonstrated an interest in MLD by filing for their own patents or launching products in this market space. Several discussions are underway with regard to these target companies.

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

Our critical research and development activities include: further enhancing our existing MLD technology, developing productized software and content development pipelines, environments, and tools; developing, manufacturing and testing prototype MLD-enabled electronic display devices for our existing licensee partners and potential licensee partners; designing and customizing features to the specification of potential licensee partners;  patent defense; and strengthening and leveraging the  application for our existing and new technology developments. Our goal is to enhance our existing technology based upon research and development in optics, LCD technology, backlighting, and component technologies and software. We currently have 72 granted and allowed patents in 20 countries and 136 granted, allowed, and applied for patents.

We maintain three facilities, a U.S. office in Redwood City, California, our research and development center in Auckland, New Zealand and our office in Tokyo, Japan.  Our facility lease in New Zealand expires on October 31, 2011, and has a provision for a second term which, if exercised, will commence on November 1, 2011 and expire October 31, 2014. In June 2009, we exercised our option to provide a six month notice to exit our lease on one of the units in Auckland by December 23, 2009. In July 2009, we moved our U.S. office to a new location in Redwood City, California, which we rent month-to-month.   Our sales office lease in Japan expires on April 19, 2010.

During the three months ended July 31, 2009, we reduced our overall headcount in our New Zealand office in order to better align our cash resources with our strategic plans. This restructuring impacted our research and development group and was made possible by the achievement of key milestones on the delivery of substantially improved content capability and related architecture and supporting software tools.   In aggregate, we have reduced the number of worldwide employees from a 27 full time employees at January 31, 2009 to 11 at July 31, 2009. One of the employees is located in the U.S., one is located in Tokyo, Japan and the remaining 9 are located in Auckland, New Zealand. We expect that these reductions, along with our planned process improvements will produce a significant cost savings for us.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements. We will continue to monitor our staffing levels in the business and if necessary, will make changes in relation to our business strategy and customer activity.

Our operations have resulted in operating losses to date and are expected to continue to have operating losses in the year ending 2010 We believe that, as a result of the cost reduction actions taken, future losses will be reduced versus historical performance assuming that there are no unforeseen circumstances arising.

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

In addition to our receipt of the advance, non-refundable payment of licensing fees, we raised $3.9 million in 2008 in secured convertible debt from our majority shareholder.  That debt was originally due February 10, 2009 but was first extended to February 10, 2010 and subsequently to June 30, 2011. We may also continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock

The funds from the non-refundable payment of licensing fees under the IGT agreement and the secured convertible debt will be used to fund our operations, continue our efforts to fulfill and promote existing customer agreements with Sanyo Electric Corporation (Sanyo), and International Game Technology (IGT) and expand our customer base to diversify our sources of licensing revenue.     We believe that the advance, non-refundable payment of licensing fees, along with the actions taken by management referred to above,   allows us to effectively address our going concern issues for the remainder of the year ending January 31, 2010 and into the year ending January 31, 2011

Results of Operations

For the three months ended July 31, 2009, we reported net losses of $1.5 million which is consistent when compared to the $1.5 million reported in the three months ended July 31, 2008.  For the six months ended July 31, 2009, we reported net losses of $3.2 million which is consistent when compared to the $3 million reported in the six months ended July 31, 2008.  However, the loss this year includes one-time costs in the three and six months ended July 31, 2009 of approximately $279,000 and $488,000, respectively.  These one-time costs include a substantial reduction of our research and development staff and the transfer of our accounting function from California to Auckland, New Zealand.  As a result of these actions, we expect our operating costs to be significantly lower in the remainder of the year.  The one-time costs also include expenses to establish our subsidiary in Japan.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  Our operations have not generated net income to date and are not expected to do so in the year ending 2010.

Licensing Revenue and Cost of Licensing

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Licensing revenue	$277	$190	$87	46%	$576	$377	$199	53%
Cost of licensing	50	81	(31)	-38%	86	161	(75)	-47%

Gross margin - $	$227	$109	$118		$490	$216	$274
Gross margin - %	82%	57%			85%	57%

We are a party to a patent and technology license and technology transfer agreement with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. In aggregate, we have received advance, non-refundable payments of license fees of $13.75 million under the terms of the agreement.   Our licensing revenue for the three and six months ended July 31, 2009 consisted primarily of the amortization of advance non-refundable license fee payments; however,  royalty revenues received were also received from another customer.  Substantially all of our licensing revenue for the three and six months ended July 31, 2008 was from the amortization of the IGT advance non-refundable license fee payments.  The increase in the amount of licensing revenue for the three and six months ended July 31, 2009 when compared with the corresponding periods in the prior year  is due to the amortization of an additional $10.0 million in advance, non-refundable payments of license fees from IGT and the receipt of royalty revenues from SANYO.  The balance of the IGT advance on licensing revenues is recorded as deferred revenue and will continue to be earned through the year ending 2022, the remaining term of the agreement.

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

Cost of licensing is primarily the amortization of capitalized costs related to our patents.  In December 2001, DVIL entered into an agreement with BASS Group LLC, a Florida limited liability company, whereby John and Robert Bass assigned the rights and interest to three patents granted in the U.S. These rights were subsequently assigned to PureDepth Limited.  In consideration of the assignment, PureDepth Limited was required to pay BASS Group approximately $175,000 per year through 2010.   On January 29, 2009, we entered into a new settlement agreement with The Bass Group, pursuant to which the original settlement agreement between us and The Bass Group dated as of December 2001, expired on February 27, 2009 and we made a one-time payment to The Bass Group of approximately $43,000.  Pursuant to the agreement, we retained ownership of the patents covered by the original settlement until they expired on February 27, 2009 and no further amounts are or will be due the BASS Group. The substantial decrease in cost of licensing for the three and six months ending July 31, 2009 compared with the corresponding periods in the prior year is the result of the termination of the payments due for these patents acquired from the BASS Group LLC.    Cost of licensing is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, of up to 20 years.

Services Revenue and Cost of Services

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Services revenue	$24	$-	$24	-	$225	$110	$115	105%
Cost of services	39	-	39		206	87	119	137%

Gross margin - $	$(15)	$-	$(15)	-	$19	$23	$(4)
Gross margin - %	-63%	-			8%	21%

Our services revenue in the three and six months ended July 31, 2009 and 2008 consisted entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  Our service revenue in the three months ended July 31, 2009 was nominal and we had no service revenue in the three months ended July 31, 2008.  The increase in revenue in the six months ended July 31, 2009 is the result of services performed on two major design and prototyping contracts with IGT, compared to one in the same period last year, and of providing software training. We believe that services revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services provided in the six months ended July 31, 2008 represents direct labor and overhead costs of providing the respective services.   Cost of services provided in the six months ended July 31, 2009 primarily represents outsourcing costs.   We have strengthened our relationships with outsourcing vendors, reduced the number of employees from the same period last year, and increased our managed outsourcing.  We expect cost of services to fluctuate with changes in services revenues and the related gross margins to improve as the volume of services revenues increase.

Product Sales Revenue and Cost of Product Sales
	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Product sales revenue	$329	$52	$277	533%	$377	$52	$325	625%
Cost of product sales	251	60	191	318%	367	60	307	512%

Gross margin - $	$78	$(8)	$86		$10	$(8)	$18
Gross margin - %	24%	(15%)			3%	(15%)

Product sales represent sales of MLD components and prototypes of MLD-enabled display devices to existing and potential licensing customers. We design and manufacture MLD components and MLD prototypes specifically for sale to these customers, who use them in their manufacturing process or to develop, test and promote MLD applications in their products.  The increase in product sales revenue for the three and six months ended July 31, 2009 compared with the corresponding periods in the prior year is due to an increase in MLD component sales to an IGT subassembly vendor who manufactures MLD products.   We expect product sales revenue of our MLD component and prototypes of MLD-enabled display devices will fluctuate and may increase as our customers launch and market their MLD products and as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2010.

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

Operating Expenses
	Three Months Ended						Six Months Ended
	July 31,				Change		July 31,				Change
($ in thousands)	2009	% of Total	2008	% of Total	$	%	2009	% of Total	2008	% of Total	$	%
Depreciation	$20	1%	$32	2%	$(12)	(38%)	$40	1%	$64	2%	$(24)	(38%)
Research and development	650	37%	587	41%	63	11%	1,199	34%	1,053	35%	146	14%
Sales and marketing	269	15%	50	3%	219	438%	485	14%	203	6%	282	139%
General and administrative	839	47%	767	54%	72	9%	1,819	51%	1,722	57%	97	6%

Total operating expenses	$1,778	100%	$1,436	100%	$342	24%	$3,543	100%	$3,042	100%	$501	16%

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  For the three months ended July 31, 2009 and 2008, our stock-based compensation totaled $112,401 and $186,447, respectively.  For the six months ended July 31, 2009 and 2008, our stock-based compensation totaled $267,003 and $376,907, respectively.  The decrease of stock-based compensation is primarily the result of the issuance of stock options at a lower exercise price. We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the six months ended July 31, 2009, we expensed stock-based compensation of approximately $75,000 in research and development, $2,000 in sales & marketing, and $190,000 in general and administrative operating expense categories.

Depreciation.   Depreciation represents the depreciation expense on our fixed assets.  The decrease in depreciation expense for the three and six months ended July 31, 2009 compared with the corresponding periods in the prior year is primarily the result of fully amortizing leasehold improvements in our Auckland, New Zealand location in the last quarter of last year.  It is unlikely we will need to make significant purchases of fixed assets in the foreseeable future and accordingly, the depreciation expense is not expected to change proportionately with revenue or total operating expenses.

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

On February 8, 2009, and on July 24, 2009 we restructured our operations reducing our research and development staff in our Auckland, New Zealand office. During the three months ended July 31, 2009, we completed a major engineering milestone in the release of a new version of the software that drives the MLD screens, improving 3-D imaging and allowing for easier development of content that could utilize the capabilities of the MLD. Because of the completion of this milestone and after assessing the likely timeframe required to execute its market strategies management concluded that we needed fewer resources in research and development and would focus its efforts primarily on the Japanese market.  At July 31, 2009 we had 7 research and development staff, compared with 23 at July 31, 2008.  The company incurred a restructuring charge included in Research and Development Operating Expenses that primarily related to employee severance in the three and six months ended July 31, 2009 of approximately $101,000 and $132,000, respectively.

During April 2009 our accounting function was transferred from our Redwood City, California office, to our Auckland, New Zealand office.  On May 15, 2009, the former Chief Financial Officer left the company and a Chief Financial Officer was retained on a part time basis from a leading financial and management services firm. We relocated from 230 Twin Dolphin Drive, Suit 230D, in Redwood City, California, to 303 Twin Dolphin Drive, Suite 600, also in Redwood City, California. One time severance costs associated with these changes were recognized in the three and six months ending July 31, 2009 of $59,000 and $127,000 respectively.  In addition, one time  relocation costs of $96,000 were recognized in the three and six months ending July 31, 2009.  These severance and relocation costs are included in General and Administrative Operating Expenses.

During the three and six months ended July 31, 2009, we expanded the scope of our patent management activities beyond patent issuance, to address patent strategy, patent infringement, and market opportunities.  We utilize the services of specialized consultants with in depth knowledge and experience in our industry to manage our patents.  In the same periods last year patent management was handled in-house and the main focus was on the issuance of new patents.

The bulk of cost increases in the three and six months ended July 31, 2009 are the result of the expansion of the scope of our patent management, the severance and other costs associated with the restructuring and staff reductions, as well as the payment of scheduled bonuses.  These cost increases were partially offset by a significant drop in foreign exchange rates during the three and six months ended July 31, 2009, compared to the same periods last year.  Our research and development work is conducted in New Zealand and the costs incurred are primarily in New Zealand dollars.

As a result of the reductions taken, we expect research and development expenses to be significantly lower in the remainder of the year.  Our focus will be on refining the productization of our platform capability for easier adoption by our partners.  Also, we will continue to proactively manage, expand and protect our intellectual property assets.

Sales and marketing. During the latter part of fiscal year 2009, we re-evaluated our strategy and shifted our focus to expanding our initial presence in the Pachinko and Pachislot market in Japan, and developing technical and commercial approaches for potential licensees in the newly identified public information display markets in Japan.  We hired a country manager and formed a Japanese subsidiary, PureDepth Japan K.K., in April 2009.  During the three and six months ended July 31, 2009 we incurred one-time costs to establish our subsidiary in Japan of approximately $23,000 and $133,000, respectively.  Our Japanese subsidiary became operational in April 2009 and the bulk of the ongoing operating costs were recognized in the three months ended July 31, 2009.  During the three and six months ended July 31, 2008 we curtailed our marketing efforts in the United States and our costs consisted primarily of severance costs and outside consultants. In the three months ended July 31, 2008 our costs had been reduced to a nominal level.

General and administrative.    General and administrative expenses consist primarily of personnel salary and benefits, stock-based compensation, travel, insurance, rent and professional fees related to our public company filing requirements.  During the three months ended April 30, 2009, our accounting function was transferred from our Redwood City, California office, to our Auckland, New Zealand office.  In May 2009, the former Chief Financial Officer left the company and a Chief Financial Officer was retained on a part time basis from a leading financial and management services firm. We relocated from 230 Twin Dolphin Drive, Suit 230D, in Redwood City, California, to 303 Twin Dolphin Drive, Suite 600, also in Redwood City, California. One time severance and relocation costs associated with these changes totaled $127,000 and $96,000 respectively.  Cost savings from the transfer of our accounting function to New Zealand, were achieved, but were exceeded by one-time severance and relocation costs, and by bonus payments pertaining to the transfer, as well as scheduled executive bonuses, some of which had been restructured to reflect 6 months of objectives rather than the usual 3 months. The cost increase from severance, relocation and bonuses was reduced in part due to a drop in foreign exchange rates.  Our costs were slightly higher in the three and six months ended July 31, 2009 compared with the corresponding periods in the prior year, largely because of the one-time restructuring costs.  As a result of the restructuring action taken so far this year, we expect general and administrative expenses to be significantly lower in 2010.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase due to the reduction of inside legal and technical employees and our reliance of external professionals.  We may also experience increased legal and capital raising costs associated with any capital raising activities we may undertake in the year ending 2010.  We anticipate that the overall cost savings measures we have progressively introduced will help us maintain or offset increases in our general and administrative expenses in the year ending 2010 as we have re-balanced our costs in support of our strategy. A portion of our general and administrative costs are incurred in New Zealand dollars and may be impacted by currency fluctuations.

Other Income and Expense
	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Interest income	$42	$3	$39	1300%	$98	$10	$88	880%
Interest expense	(78)	(75)	(3)	4%	(158)	(135)	(23)	17%
Foreign exchange gain (loss)	91	(49)	140	(286%)	125	(63)	188	(298%)

Total other income(expense), net	$55	$(121)	$176	(145%)	$65	$(188)	$253	(135%)

Other income and expense consists of interest income, interest expense, foreign exchange gain or loss and other miscellaneous income or expense.  Interest income is earned on our cash, and cash equivalent, balances.  Interest income was higher in the three and six months ended July 31, 2009, compared with the corresponding periods in the prior year as a result of the investment of advanced licensing payments received in the later part of last year, in certificates of deposit and cash alternatives.  We expect interest income to fluctuate in the year ending 2010 depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.   Interest expense increased during the six months ended July 31, 2009, compared with the corresponding period in the prior year due to the step up of interest rates on our convertible notes from 2.7% to 8%, which was partly offset by a reduction due to the settlement of the Bass loan late last year.    Our foreign exchange gains and losses result from transactions with our New Zealand and Japanese subsidiaries, with our overseas customers and translation of our overseas subsidiaries into U.S. dollars.   The increase in the foreign exchange gain for the three and six months ended July 31, 2009 compared with the corresponding periods in the prior year, is due to the an increase in cash balances held in New Zealand and fluctuations in the international exchange rates.

Liquidity and Capital Resources

We have funded our operations from inception through July 31, 2009 primarily through the sale and exercise of common stock and warrants, the sale of convertible notes and the use of advance, non-refundable payments of licensing fees.  In the six months ended July 31, 2009, net cash used by operating activities was $2.3 million and an additional $0.3 million was used for investment in fixed assets and intellectual property.  In the six months ended July 31, 2008, net cash used by operating activities was $3.3 million and an additional $0.2 million was used for investment in fixed assets and intellectual property. Our operating and asset purchasing activity during the six months ended July, 2009, was primarily funded by available cash of $7.3 million at January 31, 2009.  Our operating and asset purchasing activity during the six months ended July, 2008, was primarily funded by $3.3 million in proceeds from convertible debt.  We expect the cash balance of $5.3 million at July 31, 2009 to be adequate to fund our operations in the year ending 2010.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of July 31, 2009, we had 14,773,766 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.24.   In July 2009, the remaining 7,060,044 warrants with a weighted average exercise price of $1.20 expired without exercise.  We have no other warrants outstanding as of July 31, 2009.

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

Provision for State and Federal Income Taxes

From inception through July 31, 2009, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two New Zealand subsidiaries.

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

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at July 31, 2009.

As a result of the adoption of FIN 48, there was no impact to our consolidated financial position at July 31, 2009, results of operations for the three and six months ended July 31, 2009 or cash flows for the six months ended July 31, 2009.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  For the three months and six months ended July 31, 2009, no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the three months and six months ended July 31, 2009.

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

Obligations

Our obligations as of July 31, 2009 consisted of operating leases for facilities and secured convertible notes.  The convertible notes were originally due February 4, 2009. On February 4, 2009, an extension was signed to February 10, 2010 which was subsequently extended to June 30, 2011 on August 25, 2009.  The aggregate principal amount of the secured convertible notes at July 31, 2009, totaled $3.9 million and is convertible at a discount of five percent (5%) into investment instruments issued by us pursuant to and upon a qualified financing.  If such qualified financing does not occur, prior to or upon maturity on June 30, 2011, the secured convertible notes may, at the holder’s option, convert into our common stock at the lower of the 10-day weighted average share price prior to the conversion date or $0.15. The secured convertible notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  In addition, pursuant to the secured convertible note purchase agreement, the note holder has received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The secured convertible notes are secured by our assets.  At July 31, 2009, minimum lease payments required under the operating leases amounted to $0.2 million and are payable through 2011.

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

Revenue Recognition.   We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104). For revenue transactions that involve software or software-related products, we recognize revenue under the guidance established by Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2).  Both SAB 104 and SOP 97-2 state that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.  If we make different judgments or utilize different evidence in relation to the revenue recognition criteria, the amount and timing of our revenue could be materially affected.

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

During fiscal year ended 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting, as of January 31, 2009, relating to ineffective control environment for inadequate segregation of duties and information technology access as described in the our Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2009.

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

Item 1A - Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended 2009 have not materially changed except for the deletion of the Risk Factor beginning with “WE MAY NOT SUCCEED IN EFFORTS TO HAVE OUR COMMON STOCK LISTED ON THE NASDAQ GLOBAL MARKET OR A SECURITIES EXCHANGE.”  This risk factor has been deleted because we do not presently plan to seek listing of our common stock on the national securities exchange.

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

IF OUR STRATEGY IS NOT SUCCESSFUL, OR IF EXPANSION OPPORTUNITIES ARISE THAT REQUIRE CASH INVESTMENT, WE WILL NEED TO SEEKADDITIONAL FINANCING TO FUND ONGOING OPERATING LOSSES OR EXPANSION, THAT WILL DILUTE SHAREHOLDINGS, AND OUR FAILURE TO OBTAIN ADDITIONAL FINANCING AS AND IF NEEDED WILL RESTRICT OUR OPERATIONS AND MAY CAUSE US TO CEASE OPERATIONS ALTOGETHER .

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

The implementation of our strategy is dependent upon having sufficient resources to make necessary investments, including investments in prototypes or support that may be required by new potential customers, and cover operating losses until we can achieve profitability. We do not believe we have sufficient cash to fully execute our strategy and achieve profitability if we are required to pay the $3,900,000, plus interest to K1W1 when it is due in June 2011. We have negotiated a second extension of the Note Purchase Agreement and Security Agreement with K1W1 to June 2011 from its previous due date of February 2010, and our plans are to again negotiate the conversion of the notes when due, or an extension for at least another year. If K1W1 do not convert the notes, or agree to an extension of the loan when due, we will likely need to seek additional funding.

Opportunities to expand our business through investment, acquisition or merger may arise. We do not now have, and we do not expect in the near future to have, sufficient cash to fund such expansion. Should we determine these expansion plans will be in the best interests of the shareholders we would likely seek to finance these expansion plans through additional funding.

              We expect that if our strategy is not successful, it will be necessary for us to obtain additional financing or other funding in order to fund our operations some time in our year ending 2011. If an expansion opportunity arises we may need to secure additional financing, irrespective of the success of our strategy. We cannot, however, be certain that any such financing or funding will be available on terms favorable to us, or if such financing or funding will be available to us at all. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders would be further diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock.

Ultimately, if no additional financing or funding is obtained as and when needed, or if our current strategy is not successful, we may be required to significantly reduce our level of operations, including by further slowing our growth, delaying  hiring, abandoning certain product development including product development on which we may have already spent considerable resources and otherwise further reducing expenses, or eventually, if necessary, enter in to a strategic transaction or cease operations altogether.  Further, if we do not enter into a qualified financing resulting in the conversion of the notes issued to K1W1, or do not satisfy the payment obligations under the notes, K1W1 may elect to exercise its remedies with respect to its security interest described below under the heading “We have granted our lender a security interest in our assets, and a default of our obligations under our outstanding convertible notes could result in the seizure or forced sale of our assets.”

WE HAVE GRANTED OUR LENDER A SECURITY INTEREST IN OUR ASSETS, AND A DEFAULT OF OUR OBLIGATIONS UNDER OUR OUTSTANDING CONVERTIBLE NOTES COULD RESULT IN THE SEIZURE OR FORCED SALE OF OUR ASSETS.

 Our obligations under the note purchase agreement and security agreement, under which we raised $3,900,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements, including of the Company’s fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements, including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in this Quarterly report on Form 10-Q under Item 2 Part I entitled ”Management Discussion and Analysis of Financial Condition and Results of Operations”.

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

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT AND OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED IF WE CANNOT COMPETE EFFECTIVELY.

Our ability to compete successfully depends on factors both within and outside our control, including: the end-product pricing of our partners and its impact on our licensing royalty rates, the performance and reliability of our technology and the products of our partners which incorporate our technology, our successful and timely investment in technology development, the success or failure of our partners in marketing their brands and the products into which our technology is incorporated, component and raw material supply costs for our prototypes and our partners’ products, market acceptance of alternative technologies and general economic and industry conditions. Some prospective customers for our partners’ products may perceive the quality of certain products utilizing our competitors’ technologies to be equivalent or superior to MLD-based products. Our competitors from time to time may have greater financial, sales and marketing, manufacturing, research and development or technological resources than us. In particular, competitors with greater resources may be able to license or manufacture competitive products on a larger scale or with greater cost efficiencies than us. Alternatively, because innovation in our industry often creates wide scale change in technologies and resulting products, our competitors may develop superior technologies and obtain exclusive rights to those technologies. The number of our competitors may increase in the future. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our technology and related products and services would decrease.  Any of the foregoing factors could harm our business

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF ALTERNATIVE VISUAL DISPLAY PANEL TECHNOLOGIES ERODE FUTURE SALES OF PRODUCTS BASED ON OUR MLD TECHNOLOGY .

The successful marketing and sale of currently available alternative visual display panel technologies, or the introduction of new alternative visual display panel technologies, including those that may be currently under development by our competitors and us, may erode future sales of MLD technology and may have a material adverse effect on our business.

GOVERNMENTAL REGULATION MAY LIMIT OUR ACTIVITIES OR INCREASE OUR COST OF OPERATIONS .

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

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR SALES AND PROFITABILITY .

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

AS WE MATERIALLY RELY ON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR KEY RAW MATERIALS AND COMPONENTS, AND ANY DISRUPTION IN THEIR SUPPLY WILL NEGATIVELY AFFECT OUR BUSINESS .

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

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR COMPETITIVENESS AND HARM OUR BUSINESS AND FUTURE PROSPECTS .

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

WE RELY UPON TRADE SECRETS AND OTHER UNPATENTED PROPRIETARY KNOW-HOW TO MAINTAIN OUR COMPETITIVE POSITION IN OUR INDUSTRY, AND ANY LOSS OF OUR RIGHTS TO, OR UNAUTHORIZED DISCLOSURE OF, OUR TRADE SECRETS OR OTHER UNPATENTED PROPRIETARY KNOW-HOW COULD NEGATIVELY AFFECT OUR BUSINESS .

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

As of July 31, 2009, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock, or approximately 52% of our outstanding common stock.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

SINCE TRANSFER RESTRICTIONS HAVE ELAPSED ON CERTAIN SHARES OF OUR OUTSTANDING COMMON STOCK, AND AS OUR SECURITY REGISTRATIONS HAVE BECOME EFFECTIVE, THE AVAILABILITY OF SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

           Pursuant to and in accordance with the limitations of Rule 144 of the Securities Act, all of the shares of our common stock that were issued pursuant to our private placements are eligible for resale on the OTC Bulletin Board. Certain of these shares, were also registered for resale under our currently effective registration statement on Form S-1/A.   Additionally, we have registered on Form S-8 approximately 22 million shares of our common stock for issuance upon exercise of options granted under our 2006 Stock Incentive Plan, including most recently 8.5 million shares pursuant to a Form S-8 filed in September, 2007. The increase in the number of shares available on the market resulting from the above factors may have an adverse effect on the trading price of our common stock.

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

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS .

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

 None.

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation* (1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. * (1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock * (1)

3.5	Bylaws of the Company * (1)

4.1	Form of A-Warrant * (1)

4.2	Form of B-Warrant * (1)

4.3	Form of Agent/C-Warrant* (1)

4.4	Form of D-Warrant * (2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 * (1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005* (1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006* (1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. * (1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)* (1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)* (1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement * (4)

10.9	Director Contract - John Floisand * (4)

10.10	Director Contract - Tom Marcus * (4)

10.11	Executive Employment Agreement - O’Callahan * (5)

10.12	Executive Employment Agreement - Angelopoulos * (6)

10.13	Form of Directors and Officers Indemnity Agreement* (7)

10.14	Amendment of Stock Option Agreement – David Hancock * (7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos * (7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro * (7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) * (8)

10.17	Patent and Technology License and Technology Transfer Agreement (++) * (8)

10.18	Executive Employment Agreement – McCaman * (9)

10.19	Separation Agreement – Angelopoulos * (10)

10.20	Waiver Agreement with K1W1 * (11)

10.21	Executive Employment Agreement – Credelle * (13)

10.22	Executive Employment Agreement – Marcus * (14)

10.23	Samsung License Agreement (++)* (15)

10.24	Office Lease – Twin Dolphin Drive, California* (16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro * (17)

10.27	Secured Note Purchase Agreement* (18)

10.28	Security Agreement* (18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)* (19)

10.30	Amendment to Executive Employment Agreement – McCaman* (18)

10.31	Sublease Agreement – Twin Dolphin Drive, California* (18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California* (20)

10.33	Variation to Employment Agreement – Bowman * (21)

10.34	Consultancy Agreement - Bowman* (21)

10.35	Amendment no. 1 to Convertible Note Purchase Agreement and Security Agreement* (22)

10.36	Amendment no. 2 to Convertible Note Purchase Agreement and Security Agreement* (23)

10.37	Amendment no 1. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++) * (26)

10.38	Executive Employment Agreement – Andrew L. Wood * (24)

10.39	Amendment No. 2 to Executive Employment Agreement – Jonathan J. McCaman * (24)

10.40	Amendment No 1. to the IGT Patent and Technology License Transfer Agreement (++)

10.41	Deed of Variation of Leases and Rent Reviews dated November 10, 2008 (amending Deeds of Lease dated May 31, 2006) * (25)

10.42	Amendment no 2. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)

10.43	Amendment No. 2 to Convertible Promissory Notes * (27)

14.1	Code of Business Conduct and Ethics * (18)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 * (3)

16.2	Letter of Mark Bailey & Company * (12)

31.1	Section 302 Certification of Chief Executive Officer dated September 14, 2009	X

31.2	Section 302 Certification of Chief Financial Officer dated September 14, 2009	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer dated September 14, 2009	X

(++)	Confidential treatment has been obtained as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
* (1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
* (2)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 3, 2006
* (3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
* (4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 12, 2006
* (5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
* (6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
* (7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
* (8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
* (9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
* (10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 26, 2007
* (11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
* (12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
* (13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
* (14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
* (15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
* (16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
* (17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007
* (18)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on April 30, 2008
* (19)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB/A filed on December 5, 2007
* (20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
* (21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008
* (22)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 7, 2008
* (23)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 15, 2008
* (24)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 15, 2008
* (25)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 10, 2008
* (26)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-Q filed on September 15, 2008
* (27)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 28, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: September 14, 2009	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

By:	/s/ Joseph A. Moran
Mr. Joseph A. Moran Chief Financial Officer (Principal Accounting and Financial Officer)