Form 10-Q
period 2009-10-31
PUREDEPTH, INC.
filed 2009-12-11
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

or

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
       Yes [  ]             No [X]

As of November 30, 2009, 68,991,352 shares of Issuer’s common stock, $0.001 par value, were outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements:	3
	- Condensed Consolidated Balance Sheets (Unaudited)
	- Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	- Condensed Consolidated Statements of Cash Flows (Unaudited)
	- Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4T	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

	Signatures	39

PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2009	January 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,952,934	$7,275,435
Restricted cash	26,271	15,000
Accounts receivable, net	287,625	93,415
Inventory	153,815	118,355
Other current assets	241,518	210,398
Total current assets	4,662,163	7,712,603

Property and Equipment, net	403,709	265,934

Other Assets
Intellectual property, net	2,453,905	2,230,313
Other assets	-	45,949
Total Assets	$7,519,777	$10,254,799

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$593,508	$286,369
Accrued expenses	508,275	237,980
Accrued interest	334,618	100,618
Deferred revenue – current portion	939,757	939,757
Convertible debt, net of discount	-	3,897,849
Other current liabilities	266,173	13,646
Total current liabilities	2,642,331	5,476,219

Long Term Liabilities
Deferred revenue	10,315,246	11,020,063
Convertible debt - See Note 6	3,900,000	-
Other long term liabilities	-	15,000
Total Liabilities	16,857,577	16,511,282

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized and no outstanding shares	-	-
Common stock, $0.001 par value, 190,000,000 shares
authorized, 68,991,352 and 68,991,352 issued and outstanding	68,991	68,991
Additional paid in capital	35,581,123	35,225,671
Accumulated other comprehensive loss	(100,289)	(922,600)
Accumulated deficit	(44,887,625)	(40,628,545)
Total stockholders' deficit	(9,337,800)	(6,256,483)
Total Liabilities and Stockholders' Deficit	$7,519,777	$10,254,799

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenue
Licensing	$385,099	$213,895	$960,977	$590,895
Services	-	-	225,430	110,052
Product sales	323,397	180,000	700,697	231,750
Total revenue	708,496	393,895	1,887,104	932,697

Cost of licensing	45,833	82,732	132,046	244,019
Cost of services	-	-	205,513	87,473
Cost of product sales	278,271	230,116	644,823	290,532
Total cost of revenue	324,104	312,848	982,382	622,024
Gross margin	384,392	81,047	904,722	310,673

Operating Expenses
Depreciation	22,955	32,192	63,012	96,545
Research and development	494,212	560,233	1,693,351	1,613,075
Sales and marketing	252,932	581,074	738,116	784,138
General and administrative	717,347	886,890	2,536,774	2,609,144
Total operating expenses	1,487,446	2,060,389	5,031,253	5,102,902

Loss from operations	(1,103,054)	(1,979,342)	(4,126,531)	(4,792,229)

Other Income ( Expense )
Interest income	29,738	44,679	127,546	54,811
Interest expense	(78,020)	(105,610)	(236,284)	(240,176)
Foreign exchange gain (loss)	105,012	(285,183)	229,895	(348,866)
Other income	-	475	-	475
Total other income (expense)	56,730	(345,639)	121,157	(533,756)

Loss before income taxes	(1,046,324)	(2,324,981)	(4,005,374)	(5,325,985)

Income tax provision	8,424	-	253,706	-
Net loss	$(1,054,748)	$(2,324,981)	$(4,259,080)	$(5,325,985)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.08)
Weighted average shares outstanding, basic and diluted	68,991,352	68,572,235	68,991,352	68,498,042

Comprehensive Loss
Net loss, per statement of operations	$(1,054,748)	$(2,324,981)	$(4,259,080)	$(5,325,985)
Foreign exchange gain	151,032	174,122	822,311	216,577
Comprehensive net loss	$(903,716)	$(2,150,859)	$(3,436,769)	$(5,109,408)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PUREDEPTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	October 31, 2009	October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,259,080)	$(5,325,985)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	195,058	340,564
Loss on disposal of assets	24,094	1,314
Stock-based compensation expense	355,452	567,055
Amortization of debt discount	2,150	137,178
Changes in operating assets and liabilities:	-	-
Restricted cash	(11,271)	63,499
Accounts receivable	(194,210)	(39,569)
Inventory	(35,460)	(109,908)
Other current assets	14,830	(73,466)
Accounts payable	307,139	(77,497)
Accrued expenses	270,295	(505,361)
Accrued interest	234,000	102,523
Deferred revenue	(704,817)	9,411,104
Other liabilities	237,527	28,646
Net cash provided by (used in) operating activities	(3,564,293)	4,520,097

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	14,946
Purchases of fixed assets	(224,881)	(8,025)
Expenditures for intellectual property	(355,638)	(330,630)
Net cash used in investing activities	(580,519)	(323,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net)	-	24,712
Proceeds from convertible debt	-	3,800,000
Principal payments on notes payable	-	(12,979)
Net cash provided by financing activities	-	3,811,733
Effect of exchange rate on cash	822,311	216,577

Net increase (decrease) in cash and cash equivalents	(3,322,501)	8,224,698
Cash and cash equivalents at beginning of period	7,275,435	429,726
Cash and cash equivalents at end of period	$3,952,934	$8,654,424

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

In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position at October 31, 2009, the operating results for the three and nine months ended October 31, 2009 and 2008 and the cash flows for the nine months ended October 31, 2009 and 2008.

These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in the preparation of the Company's Annual Consolidated Financial Statements for the years ended January 31, 2009 and 2008.  Operating results for the three months and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

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

Recently Issued Accounting Pronouncements

In December 2007, new accounting guidance was issued for accounting for business combinations and noncontrolling interests in consolidated financial statements that significantly changed practices regarding business combinations. Among the more significant changes is the expanding of the definition of a business and a business combination; it requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. This changes the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. These changes are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this accounting guidance effective February 1, 2009. The implementation did not have a material impact on our consolidated financial statements.

In March 2008, new accounting guidance was issued for accounting for disclosures about derivative instruments and hedging activities, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. The new accounting guidance also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. This is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this accounting guidance effective February 1, 2009. The implementation did not have a material impact on our consolidated financial statements.

In April 2008 new accounting guidance was issued for the determination of the useful life of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new accounting guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective February 1, 2009. The implementation did not have a material impact on our consolidated financial statements.

In November 2008 new accounting guidance was issued for accounting for defensive intangible assets that addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ This requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. It also requires that defensive intangible assets be assigned a useful life and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective February 1, 2009.  The adoption did not have a material impact on its consolidated financial statements.

In April 2009 new accounting guidance was issued for recognition and presentation of other-than-temporary impairments. This amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The new accounting guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance effective July 31, 2009.  The adoption did not have a material impact on its consolidated financial statements.

In April 2009 new accounting guidance was issued for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly . This provides additional guidance for estimating fair value in accordance with fair value measurements accounting guidance, when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The new accounting guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted this effective July 31, 2009.  The adoption did not have a material impact on its consolidated financial statements.

In April 2009 new accounting guidance was issued for interim disclosures about fair value of financial instruments. This amends previous guidance on disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also amends guidance on interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods. The new accounting guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this effective July 31, 2009.   The adoption did not have a material impact on its consolidated financial statements

On May 28, 2009 new accounting guidance was issued for subsequent events that established the principles and requirements for the disclosure of subsequent events. In particular, this set forth:

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

The Company adopted this guidance effective July 31, 2009.  The adoption did not have a material impact on its consolidated financial statements.

In June 2009 new accounting guidance was issued for Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, replacing previous guidance and establishing the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The new accounting guidance will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted the new accounting guidance for the quarterly period ended October 31, 2009.  The adoption did not have a material impact on the Company's financial statements.

In October 2009, the FASB issued two Accounting Standards Updates providing guidance on revenue recognition for arrangements that include software elements and multiple deliverables. Revenue arrangements containing both tangible products and software elements that function together to deliver a tangible product’s essential functionality, will not be subject to software revenue accounting.  Guidance is also provided for allocating revenues among multiple deliverables in a multi-element arrangement.  This new guidance is effective for fiscal years beginning on or after June 15, 2010, and we have elected to adopt prospectively for revenue arrangements entered into, or materially modified in fiscal year beginning February 1, 2011. The adoption is not expected to have a material impact on the Company’s financial statements.

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

Subsequent Events

We evaluated subsequent events through December 11, 2009, the date this quarterly report on form 10-Q was filed with the Securities and Exchange Commission (SEC).

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

Restructuring

There was no restructuring activity in the three months ended October 31, 2009.  The following restructuring activity occurred during the first six months of the fiscal year and all restructuring costs were recognized during this period.

On February 8, 2009, and on July 24, 2009 we restructured our operations reducing our research and development staff in our Auckland, New Zealand office. At October 31, 2009 we had 8 research and development staff, compared with 23 at October 31, 2008.  The company incurred a restructuring charge included in Research and Development Operating Expenses that primarily related to employee severance in the three and nine months ended October 31, 2009 of $0 and approximately $132,000, respectively.

During April 2009, our accounting function was transferred from our Redwood City, California office, to our Auckland, New Zealand office.  On May 15, 2009, the former Chief Financial Officer left the company and a Chief Financial Officer was retained on a part time basis from a leading financial and management services firm. We relocated from 230 Twin Dolphin Drive, Suite 230D, in Redwood City, California, to 303 Twin Dolphin Drive, Suite 600, also in Redwood City, California. One time severance costs associated with these changes were recognized in the three and nine months ended October 31, 2009 of $0 and approximately $127,000, respectively.  In addition, one time relocation costs were recognized in the three and nine months ended October 31, 2009 of $0 and of approximately $96,000, respectively.  These severance and relocation costs were included in General and Administrative Operating Expenses.

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

Inventories:	October 31, 2009	January 31, 2009
Work-in-progress	$112,182	$117,677
Finished goods	41,633	678
Total inventories	$153,815	$118,355

Note 4 - Intellectual Property

Intellectual property consists of the following:

	October 31, 2009	January 31, 2009
Patent registration costs	$3,175,508	$2,819,828
Software development costs	70,456	70,456
Acquired patent rights	333,400	333,400
Less: accumulated amortization	(1,125,459)	(993,371)
Intellectual property, net	$2,453,905	$2,230,313

Amortization of intellectual property is included in the cost of licensing.   For the nine months ended October 31, 2009 and 2008, amortization expense totaled approximately $132,000 and $244,000, respectively.  For the three months ended October 31, 2009 and 2008, amortization expense totaled approximately $46,000 and $83,000, respectively.

Amortization expense for the next five years is summarized in the following table:

Years ending January 31,
2010	$54,705
2011	186,795
2012	186,795
2013	186,795
2014	186,795
Thereafter	1,652,020
Total	$2,453,905

Note 5 – Current Liabilities

Accounts payable consist of amounts payable to trade creditors.   The bulk of the increase as of October 31, 2009 was due to the recent purchase of MLD units for sales evaluation kits, foreign exchange movement, and outsourcing to meet increased demand for the manufacture of a MLD component part and for design and prototyping services, outsourcing to expand the scope of our patent management and outsourcing for other consulting work.

Accrued expenses consist of accruals for bonuses, restructuring costs, trade and other creditors.  The bulk of the increase as of October 31, 2009 was due to accrual of bonuses (not previously accrued), rent for premises not used since the restructuring last quarter, and accruals resulting from increased manufacturing to meet demand for the MLD component.  At the end of the last fiscal year, there was no accrual for bonuses.  Because of the improved predictability of performance against objectives this quarter, we started accruing for bonuses in the period in which the performance was achieved.

Accrued interest consists of interest payable on the convertible debt and the increase is the accrual for the nine months through October 31, 2009.

Convertible debt terms were amended on August 25, 2009 to extend the maturity date to June 30, 2011 and the debt was reclassified to long term liabilities.

Other current liabilities consist of the provision for corporate taxes.  No provision was necessary at the end of the last fiscal year. However, in early 2009, the State of California legislature enacted significant California tax law changes and a provision has been established accordingly, as described in Note 10.

Note 6 - Convertible Notes

Secured Convertible Debt and Related Instruments

On February 4, 2008 and subsequently amended on July 4, 2008 and August 12, 2008, the Company executed a Convertible Note Purchase Agreement (“Note Purchase Agreement” or “Notes”) with K One W One Ltd., a majority shareholder and accredited investor, whereby the Company issued $3.9 million in secured convertible promissory notes (the “Convertible Notes”). These notes bear an interest rate of 8% per year, with interest accrual starting on October 4, 2008, and were originally due to mature on February 4, 2009.

This financing was a private placement with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to a Security Agreement dated February 4, 2008, as amended on July 4, 2008 and August 12, 2008, by and between the Company and the Purchaser (the “Security Agreement”), the Convertible Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property.

On February 4, 2009, Amendment 1 to the Note Purchase Agreement was signed extending the maturity to February 10, 2010. On August 25, 2009, Amendment 2 to the Note Purchase Agreement was signed further extending the maturity on these notes to June 30, 2011. Amendment 2 also provided for conversion prior to maturity at the holder’s option and provided a change in the conversion terms. The price per share of common stock for any such conversion shall be the lower of (i) $0.15 or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the conversion date, as quoted on the OTCBB.  The principal and interest due on the Convertible Notes are payable on the maturity date, subject to earlier conversion at the option of the holder. If the notes are not converted, the principal and accrued interest will be due on June 30, 2011.  Assuming, solely for the purposes of providing an estimate, that the conversion date of the notes was October 31, 2009, the number of shares of common stock that would have been issuable upon conversion on such date is approximately 36,757,482.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, and dispose of assets. As of October 31, 2009, the Company is not in default.

Additionally, the Convertible Notes were issued with embedded and potentially detachable derivatives which included the conversion feature and warrants (contingent upon the conclusion of a Qualified Event).

The Company applied the Financial Accounting Standards Board (“FASB”) guidance in evaluating whether the debt conversion feature for the secured convertible term note issued to the holder is an embedded derivative that should be separated from the debt host and accounted for as a derivative at fair value.  The Company determined that the Convertible Notes did not meet the definition of conventional convertible debt since the conversion price is variable.  The Company evaluated the embedded conversion feature and determined that conversion feature did not require liability classification.  The debt discount associated with the embedded conversion feature was amortized to interest expense over the life of the Debenture using the effective yield method.

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

The initial term of the convertible notes included a conversion feature that resulted in a debt discount that was amortized over the term and recorded to interest expense.  The initial term ended on February 4, 2009 and the remaining debt discount of $2,150 was recognized as interest expense.  There was no debt discount associated with the amendments on February 4, 2009, and August 25, 2009.  The August 25, 2009 amendment set the conversion price per share of common stock equal to an amount equal to the lower of (i) $0.15 or (ii) the average of the daily volume-weighted average price of the Company’s common stock over a period of ten trading days prior to the conversion date, as quoted on the OTCBB.  On August 25, 2009, the date of the 2nd amendment, and as of October 31, 2009, the market price was lower than the $0.15 conversion option, so there was no beneficial conversion feature.

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

	Nine months ended October 31, 2009
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

Stock option plan

At October 31, 2009, the Company had reserved a total of 22,241,260 shares of common stock for issuance under its 2006 Stock Incentive Plan (the Plan). The Plan is an amendment of the Second Amended and Restated Executive Share Option Plan No. 3 (Second Plan).  The Second Plan was as an amendment of the First Amended and Restated Executive Share Option Plan No. 3 (First Plan), which was assigned by DVIL in connection with the 2005 restructuring. The First Plan, in turn, was a successor plan to the Executive Share Option Plan No. 3 of DVIL. The predecessor options were denominated in New Zealand dollars; options granted following the assignment are exercisable in U.S. dollars.  Options granted in each successor plan were designed to replace, without modification of terms, options of the predecessor plan. Awards under the successor plans which did result in either a modification or a new award of executive options were assigned a grant date fair value which is charged to expense over the expected service period of the recipient.

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

The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of similar companies considering characteristics such as industry, stage of life cycle, size, financial leverage, and other factors. Expected forfeiture rates were determined by considering the Company’s historical data to estimate option exercise and employee termination.  The expected dividend yield is based on our history of having never paid dividends and our expectation that we will not pay dividends in the near future.  The expected term of our employee option grants in the three months ended October, 31, 2009 is determined by using the simplified approach in the FASB guidance. This approach resulted in expected term of 5.0 years for stock options.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
Significant Assumptions	2009	2008	2009	2008
Expected volatility	70%	70%	70%	70%
Expected forfeiture rate	30%	30%	30%	30%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.0	5.0	5.0	4.5 to 5.0
Risk-free rate	2.46%	2.38% to 2.91%	1.65% to 2.46%	2.66% to 3.19%

The following table summarizes common stock option activity under the plan for:

	Nine Months Ended October 31, 2009
Option Shares	Shares	Weighted Ave. Exercise Price
Outstanding at beginning of year	13,670,681	$0.49
Granted	10,017,280	$0.14
Exercised	0	$0.00
Forfeited and cancelled	(10,642,914)	$0.49
Outstanding at end of the period	13,045,047	$0.22
Exercisable at end of the period	5,618,072	$0.30

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2009:

	Outstanding				Exercisable
Exercise Price Range	Shares	Weighted Average Life*	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.09 to $0.18	8,474,950	6.42	$0.13	$49,750	1,626,007	$0.14	$4,458
$0.21 to $0.29	4,055,512	2.24	$0.28	$0	3,644,140	$0.28	$0
$0.41 to $1.67	484,585	5.06	$0.98	$0	317,925	$0.98	$0
$2.07 to $3.51	30,000	3.99	$3.41	$0	30,000	$3.41	$0
Totals	13,045,047	5.07	$0.22	$49,750	5,618,072	$0.30	$4,458

*Average contractual remaining life in years

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $0.12 as of October 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  There were 237,497 in-the-money stock options exercisable as of October 31, 2009.  At October 31, 2009, 5,618,072 options were exercisable with a weighted-average exercise price of $0.30. Of the 22,241,260 shares of common stock reserved for issuance under its 2006 Stock Incentive Plan, 13,045,047 options were outstanding, 2,798,821 options have been exercised, 125,000 have been granted to a third party service provider and 6,272,392 options are available for grant at October 31, 2009.

The stock-based compensation cost for options issued in the nine months ended October 31, 2009 and 2008 was $355,452 and $567,055, respectively.  The stock-based compensation cost for options issued in the three months ended October 31, 2009 and 2008 was $88,449 and $190,148, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was zero, due to the Company's net operating loss carry-forwards and the associated valuation allowance which results in an effective tax rate of zero. None of the stock-based compensation cost recognized for option issuances has been capitalized.  Total unrecorded stock-based compensation cost at October 31, 2009 associated with employee and director stock options was approximately $0.7 million and is expected to be recognized over a weighted-average period of 2.2 years.

Note 9 – Major Customer

One customer accounted for 61% and 73% of the Company’s licensing revenues in the three and nine months ended October 31, 2009.  The same customer accounted for 100% and 99% of the Company’s licensing revenues in the three and nine months ended October 31, 2008 and the entire ending balance of deferred revenue at October 31, 2009 and January 31, 2009.

Note 10 – Provision for Income Taxes

In early 2009, the State of California legislature enacted significant California tax law changes. As a result of the enacted legislation, the Company expects that, based upon its current projected taxable income for the year, its tax obligation in the year 2010 will be approximately $291,000 due to a change in treatment of net operating losses and deferred revenue. We recorded a provision for the three and nine months ended October 31, 2009 of approximately $8,000 and $254,000, respectively, for income taxes related to this expected payment.

Note 11 – Net Loss per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, warrants and employee stock options. Diluted net loss per share for the three months and nine months ended October 31, 2009 and 2008 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, warrants and employee stock options is anti-dilutive. The components of basic and diluted net loss per share were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,054,748)	$(2,324,981)	$(4,259,080)	$(5,325,985)

Denominator:
Weighted average shares outstanding, basic and diluted	68,991,352	68,572,235	68,991,352	68,498,042

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.08)

The Company excluded the following shares from the denominator of the diluted net loss per share calculation as the effect of including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Convertible notes	36,757,482	12,786,625	36,757,482	12,786,625
Warrants	-	17,290,468	-	17,290,468
Employee stock options	13,045,047	19,496,558	13,045,047	16,697,737

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

With respect to the options granted to Mr. Wood, 100% of the shares subject to such options will vest in the event the individual’s service is terminated without cause (which may include a voluntary resignation by Mr. Wood in certain circumstances following a material adverse change) on or within twelve months following the effective date of a change in control, subject to certain release conditions.  Mr. Wood’s employment agreement was amended on February 20, 2009 to provide that the new and any future options granted to Mr. Wood will have acceleration provisions consistent with the foregoing.  For purposes of the foregoing, the terms “cause,” “material adverse change” and “change in control” have the meanings set forth in the employment agreements.

On April 13, 2009 the Board of Directors approved the cancellation of 375,000 options previously granted to Director, David Teece at $0.18, and effective April 13, 2009, granted the same number of new options at $0.11. The Board took this action in light of the recent trading prices for the Company’s common stock and in order to provide adequate performance and retention incentives.

With respect to the options granted to the Directors listed above, 100% of the shares subject to such options will vest if the individual’s service is terminated on or within twelve months following the effective date of change in control.  For purposes of the foregoing, the definition of “change in control” is the same as that used in the employment agreement with Mr. Wood.

On August 25, 2009, the Company entered into an Amendment No. 2 to Convertible Promissory Notes (the “Amendment”), which amends each of the  Convertible Promissory Notes previously issued by the Company to K One W One Limited (“K1W1”) on February 4, 2008, March 14, 2008, July 4, 2008 and August 12, 2008, respectively (collectively, the “Notes”), pursuant to the  Convertible Note Purchase Agreement dated as of February 4, 2008 and Security Agreement dated as of February 4, 2008, in each case as amended by Amendment No. 1 to Convertible Note Purchase Agreement and Security Agreement dated July 4, 2008 and Amendment No. 2 to Convertible Note Purchase Agreement and Security Agreement dated August 12, 2008 and Amendment No. 1 to Convertible Promissory Notes dated February 3, 2009.  The Amendment restates and extends the maturity date of each of the Notes to June 30, 2011. The Amendment also allows K1W1 the option to convert the Note and accrued interest, at or prior to maturity, at the lower of the 10-day weighted average share price prior to the conversion date or $0.15. All other terms and conditions of the Notes and the Convertible Note Purchase Agreement and Security Agreement, as amended, remain the same.

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

We continue to execute on our strategy of expanding our presence in the US Casino market by working with Game Development companies to place potential games before IGT. In this regard, agreements have been announced with ADI and No 8. Additional opportunities are being explored. In addition, we continue our primary focus of expanding our Japan market presence in both the Pachinko and Pachislot markets, as well as the Amusement and Public Information Display markets. We believe steady progress is being made to identify the potential partners to penetrate the markets of Pachinko and Amusement. We continue to support our existing licensees and are pleased that IGT has now taken MLD product distribution into over 500 properties worldwide and that Sanyo, along with its customer, has launched a new Hollywood-titled game on December 8.  In addition, we are pleased to announce that we have introduced our  MOBILE MLD prototype to selected customers and prospects. This shows, in our view, excellent visual impact with only 1mm (millimeter) between the two displays and market-compatible battery performance.  As a result, our technology and this form factor are under evaluation by several notable brands.

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

In addition, we have continued to progress the strategy that is focused on those companies that have demonstrated an interest in MLD by filing for their own patents or launching products in this market space. Several discussions are underway with regard to these target companies as indicated above.

Our primary operating costs relate to compensation for employees, including stock options and other incentives; ongoing research and development of our technology; legal services including patent applications and defense of currently-held patents; and rental of premises in Redwood City, CA, Auckland, New Zealand and Tokyo, Japan. Other than purchases for research and development purposes, no significant capital equipment purchases are expected during the year ending 2010.

Our critical research and development activities include: further enhancing our existing MLD technology, developing productized software and content development pipelines, environments, and tools; developing, manufacturing and testing prototype MLD-enabled electronic display devices for our existing licensee partners and potential licensee partners; designing and customizing features to the specification of potential licensee partners;  patent defense; and strengthening and leveraging the  application for our existing and new technology developments. Our goal is to enhance our existing technology based upon research and development in optics, LCD technology, backlighting, and component technologies and software. We currently have 80 granted and allowed patents in 20 countries and 146 granted, allowed, and applied for patents.  We are underway with selected companies on discussions with regard to potential infringement of our backlight patents.  The outcome of these discussions cannot be guaranteed to be “positive” however.

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

In July 2009, we reduced our overall headcount in our New Zealand office in order to better align our cash resources with our strategic plans. This restructuring impacted our research and development group and was made possible by the achievement of key milestones on the delivery of substantially improved content capability and related architecture and supporting software tools.   In aggregate, we reduced the number of worldwide employees from a 27 full time employees at January 31, 2009 to 12 at July 31, 2009, and it remains at 12 at October 31, 2009. One of the employees is located in the U.S., one is located in Tokyo, Japan and the remaining 10 are located in Auckland, New Zealand. We expect that these reductions, along with our planned process improvements will produce a significant cost savings for us.  We believe the current level of employees is adequate to run our operations and support our existing customer agreements. We will continue to monitor our staffing levels in the business and if necessary, will make changes in relation to our business strategy and customer activity.

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

In addition to our receipt of the advance, non-refundable payment of licensing fees, we raised $3.9 million in 2008 in secured convertible debt from our majority shareholder.  That debt was originally due February 10, 2009 but was first extended to February 10, 2010 and subsequently to June 30, 2011. We may also continue to consider raising additional funds from a number of sources, including, but not limited to, additional sales of equity or convertible debt securities, loans from banks, other financial institutions or affiliates, or a credit facility. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have liquidation rights senior to those of the then existing holders of common stock

The funds from the non-refundable payment of licensing fees under the IGT agreement and the secured convertible debt will be used to fund our operations, continue our efforts to fulfill and promote existing customer agreements with Sanyo Electric Corporation (Sanyo), and International Game Technology (IGT) and expand our customer base to diversify our sources of licensing revenue.     We believe that the advance, non-refundable payment of licensing fees, along with the actions taken by management referred to above, allows us to effectively address any going concern issues for the remainder of the year ended January 31, 2010 and into the year ended January 31, 2011.

Results of Operations

For the three months ended October 31, 2009, we reported net losses of $1.1 million, $1.2 million less than the $2.3 million reported in the three months ended October 31, 2008.  For the nine months ended October 31, 2009, we reported net losses of $4.3 million, $1.0 million less than the $5.3 million reported in the nine months ended October 31, 2008.  However, the loss this year includes one-time costs in the three and nine months ended  October 31, 2009 of $0 approximately $488,000, respectively.  These one-time costs include a substantial reduction of our research and development staff and the transfer of our accounting function from California to Auckland, New Zealand.  As a result of these actions, we expect our operating costs to be significantly lower in the remainder of the year.  The one-time costs also include expenses to establish our subsidiary in Japan.  Our net losses are primarily derived from total operating expenses and will continue to be so until our licensing revenues become significant.  Our operations have not generated net income to date and are not expected to do so in the year ending 2010.

Licensing Revenue and Cost of Licensing

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Licensing revenue	$385	$214	$171	80%	$961	$591	$370	63%
Cost of licensing	46	83	(37)	-45%	132	244	(112)	-46%

Gross margin - $	$339	$131	$208		$829	$347	$482
Gross margin - %	88%	61%			86%	59%

We are a party to a patent and technology license and technology transfer agreement with International Game Technology (IGT) that involves the manufacture and distribution of products by IGT, incorporating MLD technology for sale in the wagering-based gaming segment of the location-based entertainment display device market. This agreement grants IGT certain rights of exclusivity for the development and sale of MLD-based products in the wagering-based gaming market. In aggregate, we have received advance, non-refundable payments of license fees of $13.75 million under the terms of the agreement.   Our licensing revenue for the nine months ended October 31, 2009 consisted primarily of the amortization of advance non-refundable license fee payments; however, royalty revenues received were also received from another customer.   Our revenue from the amortization of the IGT advance non-refundable license fee payments, as a percentage of our total licensing revenue for the three and nine months ended October 31, 2009 was 61% and 73%, respectively. The increase in the amount of licensing revenue in the three months and nine months ended October 31, 2009 when compared with the corresponding periods in the prior year is due to an increase in amortization as a result of the additional $10.0 million in advance, non-refundable payments of license fees received in September, 2008, and the receipt of royalty revenues from SANYO.  The balance of the IGT advance on licensing revenues is recorded as deferred revenue and will continue to be earned through the year ended 2022, the remaining term of the agreement.

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

Cost of licensing is primarily the amortization of capitalized costs related to our patents.  In December 2001, DVIL entered into an agreement with BASS Group LLC, a Florida limited liability company, whereby John and Robert Bass assigned the rights and interest to three patents granted in the U.S. These rights were subsequently assigned to PureDepth Limited.  In consideration of the assignment, PureDepth Limited was required to pay BASS Group approximately $175,000 per year through 2010.   On January 29, 2009, we entered into a new settlement agreement with The Bass Group, pursuant to which the original settlement agreement between us and The Bass Group dated as of December 2001, expired on February 27, 2009 and we made a one-time payment to The Bass Group of approximately $43,000.  Pursuant to the agreement, we retained ownership of the patents covered by the original settlement until they expired on February 27, 2009 and no further amounts are or will be due the BASS Group. The substantial decrease in cost of licensing for the three and nine months ending October 31, 2009 compared with the corresponding periods in the prior year is the result of the termination of the payments due for these patents acquired from the BASS Group LLC.    Cost of licensing is not expected to grow proportionately with revenues as our costs related to intellectual property (including legal fees, registration costs and ongoing maintenance costs) are generally capitalized and amortized on a straight-line basis over the expected statutory lives of the related patents, of up to 20 years.

Services Revenue and Cost of Services

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Services revenue	$-	$-	$-	0%	$225	$110	$115	105%
Cost of services	-	-	-	0%	206	87	119	137%

Gross margin - $	$-	$-	$-	-	$19	$23	$(4)
Gross margin - %	-	-			8%	21%

Our services revenue in the three and nine months ended October 31, 2009 and 2008 consisted entirely of billings for technical and professional services provided to IGT.  We offer professional services to IGT and our other licensees in order for them to develop, test, and promote MLD applications in their products.  We had no service revenue in the three months ended October 31, 2009 and 2008.  The increase in revenue in the nine months ended October 31, 2009 is the result of services performed on two major design and prototyping contracts with IGT, compared to one in the same period last year, and of providing software training. We believe that services revenues will continue as relationships with new and existing partners evolve, but will continue to represent a small portion of our total revenues.

Cost of services provided in the nine months ended October 31, 2008 represents direct labor and overhead costs of providing the respective services.   Cost of services provided in the nine months ended October 31, 2009 primarily represents outsourcing costs.   We have strengthened our relationships with outsourcing vendors, reduced the number of employees from the same period last year, and increased our managed outsourcing.  We expect cost of services to fluctuate with changes in services revenue and the related gross margins to improve as the volume of services revenue increases.

Product Sales Revenue and Cost of Product Sales

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
( $ in thousands)	2009	2008	$	%	2009	2008	$	%
Product sales revenue	$323	$180	$143	79%	$701	$232	$469	202%
Cost of product sales	278	230	48	21%	645	291	354	122%

Gross margin - $	$45	$(50)	$95		$56	$(59)	$115
Gross margin - %	14%	(28%)			8%	(25%)

Product sales represent sales of MLD components and prototypes of MLD-enabled display devices to existing and potential licensing customers. We design and manufacture MLD components and MLD prototypes specifically for sale to these customers, who use them in their manufacturing process or to develop, test and promote MLD applications in their products.  The increase in product sales revenue for the three and nine months ended October 31, 2009 compared with the corresponding periods in the prior year is due to an increase in MLD component sales to an IGT subassembly vendor who manufactures MLD products.   We expect product sales revenue of our MLD component and prototypes of MLD-enabled display devices will fluctuate and may increase as our customers launch and market their MLD products and as relationships with new and existing partners evolve, but will continue to represent a small portion of our overall revenues in the year ending 2010.

Cost of product sales represents materials, sub-contractor services, direct labor and overhead costs of assembling the components or prototypes at subcontractor’s facilities, and product warranty costs.  Because of the recent increase in sales volume, a product warranty reserve has been established and approximately $33,000 was charged to the cost of product sales this quarter. In the nine months ended October 31, 2008, we had negative margins on our product sales as we acquired small quantities of materials at higher costs than we would have paid had we been able to buy in bulk and because the engineering for prototype MLD-enabled display devices required the use of non-standard parts and manual or unique assembly.   In the nine months ended October 31, 2009, the engineering and material standards for form factors have been improved and economies of scale have been realized.  As a result of these factors, we expect to see our cost of product sales as a percentage of product revenues continue to decline in the fiscal year ending 2010.

Operating Expenses

	Three Months Ended							Nine Months Ended
	October 31,				Change			October 31,				Change
( $ in thousands)	2009	% of Total	2008	% of Total	$	%		2009	% of Total	2008	% of Total	$	%
Depreciation	$23	2%	$32	2%	$(9)	(28%	)	$63	1%	$97	2%	$(34)	(35%	)
Research and development	494	33%	560	27%	(66)	(12%	)	1,693	34%	1,613	32%	80	5%
Sales and marketing	253	17%	581	28%	(328)	(56%	)	738	15%	784	15%	(46)	(6%	)
General and administrative	717	48%	887	43%	(170)	(19%	)	2,537	50%	2,609	51%	(72)	(3%	)

Total operating expenses	$1,487	100%	$2,060	100%	$(573)	(28%	)	$5,031	100%	$5,103	100%	$(72)	(1%	)

Included in our operating expenses are stock-based compensation costs related to the granting of options to employees and directors.  For the three months ended October 31, 2009 and 2008, our stock-based compensation totaled $88,449 and $190,148, respectively.  For the nine months ended October 31, 2009 and 2008, our stock-based compensation totaled $355,452 and $567,055, respectively.  The decrease of stock-based compensation is primarily the result of staff reductions and the issuance of stock options at a lower exercise price. We intend to continue to offer stock options as part of compensation packages to motivate and retain employees.  As a result, stock-based compensation on existing and new grants will continue to be recognized.  In the nine months ended October 31, 2009, we expensed stock-based compensation of approximately $108,000 in research and development, $3,000 in sales & marketing, and $244,000 in general and administrative operating expense categories.

Depreciation.   Depreciation represents the depreciation expense on our fixed assets.  The decrease in depreciation expense for the three and nine months ended October 31, 2009 compared with the corresponding periods in the prior year is primarily the result of fully amortizing leasehold improvements in our Auckland, New Zealand location in the last quarter of last year.  It is unlikely we will need to make significant purchases of fixed assets in the foreseeable future and accordingly, the depreciation expense is not expected to change proportionately with revenue or total operating expenses.

Research and development.   Our research and development activities include the following: research, patent development and management, prototype development, product design development and development of software applications and the development of content tools. Research and development expenses consist primarily of personnel salary, benefits and stock-based compensation, consultant and contractor fees, materials, and travel.

There was no restructuring activity in the three months ended October 31, 2009.  The following restructuring activity occurred during the first six months of the fiscal year and all restructuring costs were recognized during this period.  On February 8, 2009, and on July 24, 2009 we restructured our operations reducing our research and development staff in our Auckland, New Zealand office. During the three months ended July 31, 2009, we completed a major engineering milestone in the release of a new version of the software that drives the MLD screens, improving 3-D imaging and allowing for easier development of content that could utilize the capabilities of the MLD. Because of the completion of this milestone and after assessing the likely timeframe required to execute its market strategies management concluded that we needed fewer resources in research and development and would focus its efforts primarily on the Japanese market.  At October 31, 2009 we had 8 research and development staff, compared with 23 at October 31, 2008.  The Company incurred a restructuring charge included in research and development expenses that primarily related to employee severance in the three and nine months ended October 31, 2009 of $0 and approximately $132,000, respectively.  As a result of this restructuring, there was a 57% reduction in salary and stock based compensation in the three months ended October 31, 2009 compared with the three months ended October 31, 2008.

During the three and nine months ended October 31, 2009, we expanded the scope of our patent management activities beyond patent issuance to address patent strategy, patent infringement, and market opportunities.  We utilize the services of specialized consultants with in depth knowledge and experience in our industry to manage our patents.  In the same periods last year, patent management was handled in-house and the main focus was on the issuance of new patents.

Research and development costs increased by approximately $80,000 in the nine months ended October 31, 2009 compared to the same period last year.  Cost savings from a reduction in salaries and a favorable movement in foreign exchange rates were exceeded by the increased costs for patent management, payment of scheduled bonuses, severance and contract labor.  Our research and development work is conducted in New Zealand and the costs incurred are primarily in New Zealand dollars.

Research and development costs decreased by approximately $66,000 in the three months ended October 31, 2009 compared to the same period last year.  This was primarily due to reduction in salaries that was partly offset by the increased costs for patent management, bonuses, and contract labor. In the same quarter last year there was no cost for bonuses.  Because of the improved predictability of performance against objectives this quarter, we started accruing for bonuses in the period in which the performance was achieved.  In addition, as part of the July 24, 2009 restructuring program, we are accruing retention bonuses that will be payable early next fiscal year.  As a result of the restructuring actions taken, we expect research and development expenses to be significantly lower in the remainder of the year.  Our focus will be on refining the productization of our platform capability for easier adoption by our partners.  Also, we will continue to proactively manage, expand and protect our intellectual property assets.

Sales and marketing. During the latter part of fiscal year 2009, we re-evaluated our strategy and shifted our focus to expanding our initial presence in the Pachinko and Pachislot market in Japan, and developing technical and commercial approaches for potential licensees in the newly identified public information display markets in Japan.  We hired a country manager and formed a Japanese subsidiary, PureDepth Japan K.K., in April 2009.  During the first six months of the current fiscal year we incurred one-time costs to establish our subsidiary in Japan of approximately $156,000.  During the three months ended October 31, 2009, our costs consisted primarily of the operation of our sales office in Japan. During the first six months of the previous fiscal year we curtailed our marketing efforts in the United States and our costs consisted primarily of severance costs and outside consultants.  During the three months ended October 31, 2008, our costs consisted primarily of a $0.5 million in non-recurring consultant fees.

General and administrative.    General and administrative expenses consist primarily of personnel salary and benefits, stock-based compensation, travel, insurance, rent and professional fees related to our public company filing requirements.

During the three months ended April 30, 2009, our accounting function was transferred from our Redwood City, California office, to our Auckland, New Zealand office.  In May 2009, the former Chief Financial Officer left the company and a Chief Financial Officer was retained on a part time basis from a leading financial and management services firm. We relocated from 230 Twin Dolphin Drive, Suite230D, in Redwood City, California, to 303 Twin Dolphin Drive, Suite 600, also in Redwood City, California. One time severance and relocation costs associated with these changes totaled $127,000 and $96,000 respectively.

General and administration costs decreased in the nine months ended October 31, 2009 by approximately $72,000 compared to the same period last year.  This was primarily due to a reduction in salaries, audit and accounting costs, and a favorable movement in foreign exchange rates, which were partly offset by costs for temporary contract staff and severance costs.

General and administration costs decreased in the three months ended October 31, 2009 by approximately $170,000 compared to the same period last year.  This was primarily due to a reduction in salaries, audit, accounting and legal costs that were partly offset by costs for temporary contract staff.  As a result of the restructuring action taken so far this year, we expect general and administrative expenses to be significantly lower in 2010.

As a public company we have certain unavoidable expenses related to our public filing requirements, legal obligations, insurance needs, and other necessary expenditures to fulfill our fiduciary and regulatory requirements.  These unavoidable expenses could increase due to the reduction of inside legal and technical employees and our reliance of external professionals.  We may also experience increased legal and capital raising costs associated with any capital raising activities we may undertake in the fiscal year ended 2010.  We anticipate that the overall cost savings measures we have progressively introduced will help us maintain or offset increases in our general and administrative expenses in the fiscal year ending 2010, as we have re-balanced our costs in support of our strategy. A portion of our general and administrative costs is incurred in New Zealand dollars and may be impacted by currency fluctuations.

Other Income and Expense

	Three Months Ended					Nine Months Ended
	October 31,		Change			October 31,		Change
($ in thousands)	2009	2008	2009	2009		2009	2008	2009	2009
Interest income	$30	$45	$(15)	(33%	)	$127	$55	$72	133%
Interest expense	(78)	(106)	28	(26%	)	(236)	(240)	4	(2%	)
Foreign exchange gain (loss)	105	(285)	390	(137%	)	230	(349)	579	(166%	)

Total other income(expense), net	$57	$(346)	$403	(116%	)	$121	$(534)	$655	(123%	)

Other income and expense consists of interest income, interest expense and foreign exchange gain or loss.  Interest income is earned on our cash and cash equivalents.  Interest income was higher in the nine months ended October 31, 2009, compared with the corresponding period in the prior year as a result of the investment of advanced licensing payments received in the later part of last year, in certificates of deposit and cash equivalents.  Interest income was lower in the three months ended October 31, 2009, compared with the corresponding period in the prior year as a result of a reduction in interest rate.  We expect interest income to fluctuate in the fiscal year ended 2010, depending on the amount and timing of any capital raised, advanced licensing payments received or royalty payments received and the rate at which we use such funds to pay our ongoing operating expenses.   Interest expense during the nine months ended October 31, 2009 is comparable with the corresponding period in the prior year.  During the same period last year, weighted average principal outstanding was lower, resulting in a lower interest expense.  However, this was offset by the amortization of the debt discount and payment of interest on the Bass loan.  The Bass loan settled late last year, and the extensions of the K1W1 loans this year did not result in a debt discount.    Our foreign exchange gains and losses result from transactions with our New Zealand and Japanese subsidiaries, with our overseas customers and translation of our overseas subsidiaries into U.S. dollars.   The increase in the foreign exchange gain for the three and nine months ended October 31, 2009 compared with the corresponding periods in the prior year is due to fluctuations in the international exchange rates.

Liquidity and Capital Resources

We have funded our operations from inception through October 31, 2009 primarily through the sale and exercise of common stock and warrants, the sale of convertible notes and the use of advance, non-refundable payments of licensing fees.  In the nine months ended October 31, 2009, net cash used by operating activities was $3.6 million and an additional $0.6 million was used for investment in fixed assets and intellectual property. In the nine months ended October 31, 2008, net cash provided by operating activities was $4.5 million.  An additional $3.8 million was provided by financing activities and $0.3 million was used for the purchases of fixed assets and expenditures for intellectual property.  Our operating and asset purchasing activity during the nine months ended October 31, 2009 was primarily funded by available cash of $7.3 million at January 31, 2009.  Our operating and asset purchasing activities in the nine months ended October 31, 2008 were primarily funded by available cash of $0.4 million, the receipt of $10.0 million in advance, non-refundable payments of license fees and the issuance of $3.8 million in secured convertible notes.  We expect the cash balance of $4.0 million at October 31, 2009 to be adequate to fund our operations in the fiscal year ending 2010.

We have issued options to employees and directors pursuant to our 2006 Stock Incentive Plan. As of October 31, 2009, we had 13,045,047 options outstanding under our 2006 Stock Incentive Plan with a weighted exercise price of $0.22.   In July 2009, the remaining 7,060,044 warrants with a weighted average exercise price of $1.20 expired without exercise.  We have no warrants outstanding as of October 31, 2009.

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

Provision for State and Federal Income Taxes

From inception through October 31, 2009, we have incurred net losses for federal and state tax purposes. We have also incurred foreign net losses in respect of our predecessor entity and two New Zealand subsidiaries.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance if the weight of the available positive and negative evidence suggests that it is more likely than not some portion or all of the deferred tax asset will not be realized.

We have generated net losses since our inception, and since our current projections are based upon predictions that cannot ensure sustained profitability in future years, we have provided a full valuation allowance against the deferred tax assets at October 31, 2009.

We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes.  For the three months and nine months ended October 31, 2009, no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to our unrecognized tax benefits for the three months and nine months ended October 31, 2009.

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

Obligations

Our obligations as of October 31, 2009 consisted of operating leases for facilities and secured convertible notes.  The convertible notes were originally due February 4, 2009. On February 4, 2009, an extension was signed to February 10, 2010.  On August 25, 2009, an extension was signed to June 30, 2011.  The aggregate principal amount and of the secured convertible notes and interest accrued at October 31, 2009, totaled approximately $4.2 million and is convertible into our common stock at the note holder’s sole option during the term of the notes.  The conversion into our common stock is at the lower of the 10-day weighted average share price prior to the conversion date or $0.15.  In the event of a qualified financing, the aggregate principal amount of the secured convertible notes is convertible at a discount of five percent (5%) into investment instruments issued by us.  If the notes have not been converted at the maturity date, the note holder has the option of payment of the principal and interest in either cash or common stock.   In addition, pursuant to the secured convertible note purchase agreement, the note holder has received in the form of a warrant the right to participate in qualified financing, for a period of three years, in an amount equal to ten percent (10%) of the aggregate principal under the secured convertible notes, and at a discount of five percent (5%) of the purchase price of the investment instruments issued in such qualified financing.  The secured convertible notes accrue interest at the annual rate of 8%, commencing October 4, 2008.  The secured convertible notes are secured by our assets.  At October 31, 2009, minimum lease payments required under the operating leases amounted to $0.1 million and are payable through 2010.

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

Revenue Recognition.   We evaluate revenue recognition for transactions to sell products and services and to license technology, trademarks and know-how using the criteria set forth in the FASB guidance.  Revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.  If we make different judgments or utilize different evidence in relation to the revenue recognition criteria, the amount and timing of our revenue could be materially affected.

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

Research and Development Costs.   Research and development costs are recognized in the period incurred. Research and development expenses primarily include prototype development costs, contractor fees, and administrative expenses directly related to research and development support.  If we make different judgments in relation to the nature of research and development costs, the amount of research and development costs and operating expenses could be affected.

Intellectual Property.   Intangible assets (intellectual property) consist of acquired technology and patents, and internally developed patents and software costs.  All of the acquired technology was transferred to the Company from its predecessor company and is recorded at the predecessor’s original cost.  Acquired technology is amortized on a straight-line basis over the life of the original agreement.

The costs of internally developing intellectual property that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business and related to an entity as a whole have been expensed as incurred. Legal fees, registration costs, and ongoing maintenance costs relating to intellectual property are capitalized as incurred and are amortized on a straight line basis over the estimated remaining statutory lives of the patents, ranging from one to twenty years. We evaluate the recoverability of our intellectual property periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intellectual property have been identified during the periods presented.

Our impairment analysis contains judgments, uncertainties and estimates in order to estimate future cash flows and fair values, if we were to make different judgments and estimates, the outcome of the impairment analysis could be materially affected.

Foreign Operations and Foreign Currency.   We have two wholly-owned subsidiaries incorporated in New Zealand. Our direct subsidiary, PureDepth Ltd., is the holding entity for the intellectual property portfolio, which is subject to an exclusive license with us for its use, exploitation and future development. Our indirect subsidiary, PureDepth Incorporated Ltd., undertakes the operations in respect of any future research and development of the intellectual property portfolio on our behalf. This activity is governed by a development agreement with us pursuant to which an annual development fee of cost plus 7.5% is calculated at the end of each quarter.  Income and expenditures relating to the license and future development of the intellectual property are inter-company transactions and are eliminated on consolidation. Therefore, these amounts are not shown in the financial statements. We (including our subsidiaries) use the U.S. dollar as our functional currency. We determined that the cash flow, sales price, sales market, expense, financing and intercompany transaction indicators had reached a significant level where each of the entities would be best represented by the U.S. dollar as the functional currency.  Our currency decisions contain judgments and uncertainties that if we were to make different judgments, the outcome could have a material affect to our operating results and fiscal period ending balances.

              Accounting for Income Taxes.   In preparing our condensed consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Stock-Based Compensation.   We measure of all employee and non-employee stock-based compensation awards using a fair-value method and record such expense in the condensed consolidated financial statements over the requisite service period.  We estimate our stock-based compensation using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model requires judgmental assumptions including expected option life, volatility, and forfeiture rates.  If we make or utilize different assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense could be materially affected.

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

Transactions with our New Zealand research facility and with suppliers and manufacturers in Asia are denominated in local currencies and thus, we are subject to foreign currency exchange fluctuations associated with re-measurement to U.S. dollars . We are prepared to hedge against any fluctuations in foreign currencies should such fluctuations have a material economic impact on us, although we have not engaged in hedging activities to date.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosures.  Based on that evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting, as of January 31, 2009, relating to ineffective control environment for inadequate segregation of duties and information technology access as described in the our Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2009.

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

Item 1A - Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended 2009 have not materially changed except for the deletion of the Risk Factor beginning with “ WE MAY NOT SUCCEED IN EFFORTS TO HAVE OUR COMMON STOCK LISTED ON THE NASDAQ GLOBAL MARKET OR A SECURITIES EXCHANGE.”  This risk factor has been deleted because we do not presently plan to seek listing of our common stock on a national securities exchange.

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

 Our obligations under the note purchase agreement and security agreement, under which we raised $3,900,000, are secured by a first priority security interest in substantially all of our assets, including patents and intellectual property.  If there is an event of default under the loan and/or security agreements, including of the Company’s fault to meet its payment obligations, is liquidated or becomes insolvent, K1W1 would be entitled to exercise the remedies available to a secured lender under applicable law and/or pursuant to the applicable loan and security agreements, including its ability to exercise its rights associated with the security interests in the Company’s assets.  See the description of the Note Purchase Agreement transaction in this Quarterly report on Form 10-Q under Item 2 Part I entitled “Management Discussion and Analysis of Financial Condition and Results of Operations”.

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

OUR BUSINESS MATERIALLY RELIES ON PATENT RIGHTS THAT MAY BE NARROWED IN SCOPE OR FOUND TO BE INVALID OR OTHERWISE UNENFORCEABLE.

Our success will materially depend on our ability to obtain, defend and enforce our patent rights worldwide. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, our pending or future patent applications may not result in the issuance of patents. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or a competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. In addition, because, patent applications in various countries are published at different times,  it is difficult to monitor patent applications that may be filed in other countries by third parties, and the publication of discoveries in scientific or patent literature often lags behind actual discoveries, we generally cannot be certain that we were the first creator of inventions covered by our pending patent applications,  that we or any of our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications, or that we were the first to file patent applications on such inventions.

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

IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED.

As we attempt to grow our business, we will need to hire additional qualified personnel with expertise in software development, testing, research, technology development and manufacturing, as well as sales and marketing. We believe that attracting and retaining qualified personnel will be critical to our success. In this regard, we compete for qualified individuals with numerous other enterprises. Competition for individuals with the expertise we require is intense, and we may not be able to attract and retain qualified personnel.

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

As of October 31, 2009, K1W1, our majority stockholder, possessed beneficial ownership of 35,780,006 shares of our common stock, or approximately 52% of our outstanding common stock.  This represents a significant and controlling portion of the outstanding voting power of our securities, and enables K1W1 to control our management and affairs through the election and removal of our entire Board of Directors, and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 13, 2009 for the following purposes: (1) to elect five directors to serve until the 2010 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, and (2) to ratify the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the year ending January 31, 2010.

The following persons were elected as directors of the Company to serve until the 2010 Annual Stockholders’ Meeting, or until their successors are duly elected and qualified, with the votes indicated below:

Director	Votes For	Votes Withheld
John Blair	35,780,006	0
Kristin Bowman	35,780,006	0
Mark Kalow	35,780,006	0
David Teece	35,780,006	0
Andrew Wood	35,780,006	0

The proposal to ratify the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending January 31, 2010 was approved and ratified by a vote of 35,780,006 shares for and no shares against.

Item 5 - Other Information

None.

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report
2.1	Agreement and Plan of Merger dated March 16, 2006 by and among PureDepth, Inc., PureDepth Technologies, Inc. and Diamond One, Inc.* (1)

3.1	Certificate of Incorporation* (1)

3.2	Certificate of Merger relating to the merger of PureDepth, Inc. (California) with and into PureDepth Technologies, Inc. * (1)

3.3	Certificate of Merger relating to short-form merger of PureDepth, Inc. (f/k/a Diamond One, Inc.) with and into PureDepth, Inc. (f/k/a PureDepth Technologies, Inc.)* (1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock * (1)

3.5	Bylaws of the Company * (1)

4.1	Form of A-Warrant * (1)

4.2	Form of B-Warrant * (1)

4.3	Form of Agent/C-Warrant* (1)

4.4	Form of D-Warrant * (2)

10.1	Employment Agreement with Fred Angelopoulos dated March 31, 2005 * (1)

10.2	Employment Agreement with Kristin Bowman dated March 31, 2005* (1)

10.3	Letter Offer Agreement with David Hancock dated May 30, 2006* (1)

10.4	Master License Agreement between PureDepth Limited and PureDepth, Inc. * (1)

10.5	Agreement dated May 16, 2005 by and among the Company, DRS Electronic Systems, Inc. and DRS Laurel Technologies (++)* (1)

10.6	Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)* (1)

10.7	2006 Stock Option Plan (as amended) (13)

10.8	Form of Stock Option Agreement * (4)

10.9	Director Contract - John Floisand * (4)

10.10	Director Contract - Tom Marcus * (4)

10.11	Executive Employment Agreement - O’Callahan * (5)

10.12	Executive Employment Agreement - Angelopoulos * (6)

10.13	Form of Directors and Officers Indemnity Agreement* (7)

10.14	Amendment of Stock Option Agreement – David Hancock * (7)

10.15	Amendment of Stock Option Agreement – Fred Angelopoulos * (7)

10.16	Amendment of Stock Option Agreement – Mark Yahiro * (7)

10.17	Patent and Technology License and Technology Transfer Agreement (++) * (8)

10.17	Patent and Technology License and Technology Transfer Agreement (++) * (8)

10.18	Executive Employment Agreement – McCaman * (9)

10.19	Separation Agreement – Angelopoulos * (10)

10.20	Waiver Agreement with K1W1 * (11)

10.21	Executive Employment Agreement – Credelle * (13)

10.22	Executive Employment Agreement – Marcus * (14)

10.23	Samsung License Agreement (++)* (15)

10.24	Office Lease – Twin Dolphin Drive, California* (16)

10.25	Amendment No. 2 of Stock Option Agreement – Yahiro * (17)

10.27	Secured Note Purchase Agreement* (18)

10.28	Security Agreement* (18)

10.29	IGT Patent and Technology License and Technology Transfer Agreement(++)* (19)

10.30	Amendment to Executive Employment Agreement – McCaman* (18)

10.31	Sublease Agreement – Twin Dolphin Drive, California* (18)

10.32	Office Lease – 230 D Twin Dolphin Drive, Redwood City, California* (20)

10.33	Variation to Employment Agreement – Bowman * (21)

10.34	Consultancy Agreement - Bowman* (21)

10.35	Amendment no. 1 to Convertible Note Purchase Agreement and Security Agreement* (22)

10.36	Amendment no. 2 to Convertible Note Purchase Agreement and Security Agreement* (23)

10.37	Amendment no 1. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++) * (26)

10.38	Executive Employment Agreement – Andrew L. Wood * (24)

10.39	Amendment No. 2 to Executive Employment Agreement – Jonathan J. McCaman * (24)

10.40	Amendment No 1. to the IGT Patent and Technology License Transfer Agreement (++)

10.41	Deed of Variation of Leases and Rent Reviews dated November 10, 2008 (amending Deeds of Lease dated May 31, 2006) * (25)

10.42	Amendment no 2. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)

10.43	Amendment No. 2 to Convertible Promissory Notes * (27)

14.1	Code of Business Conduct and Ethics * (18)

16.1	Letter of Comiskey & Company P.C. dated April 13, 2006 * (3)

16.2	Letter of Mark Bailey & Company * (12)

31.1	Section 302 Certification of Chief Executive Officer dated December 11, 2009	X

31.2	Section 302 Certification of Chief Financial Officer dated December 11, 2009	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer dated December 11, 2009	X

(++)	Confidential treatment has been obtained as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.
* (1)	Previously filed with the Commission in the Company’s SB-2 filed on May 30, 2006
* (2)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 3, 2006
* (3)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on April 14, 2006
* (4)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 12, 2006
* (5)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 7, 2006
* (6)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 16, 2006
* (7)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on May 31, 2007
* (8)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 15, 2006
* (9)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on June 14, 2007
* (10)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 26, 2007
* (11)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 8, 2007
* (12)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on June 20, 2007
* (13)	Previously filed with the Commission in the Company’s SB-2/A filed on August 28, 2007
* (14)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on September 19, 2007
* (15)	Previously filed with the Commission in the Company’s Current Report on Form 8-K/A filed on October 15, 2007
* (16)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB filed on December 14, 2007
* (17)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on December 27, 2007
* (18)	Previously filed with the Commission in the Company’s Annual Report on Form 10-KSB filed on April 30, 2008
* (19)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-QSB/A filed on December 5, 2007
* (20)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on May 27, 2008
* (21)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on June 11, 2008
* (22)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on October 7, 2008
* (23)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 15, 2008
* (24)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on September 15, 2008
* (25)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on November 10, 2008
* (26)	Previously filed with the Commission in the Company’s Quarterly Report on Form 10-Q filed on September 15, 2008
* (27)	Previously filed with the Commission in the Company’s Current Report on Form 8-K filed on August 28, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREDEPTH, INC.

Date: December 11, 2009	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

By:	/s/ Joseph A. Moran
Mr. Joseph A. Moran Chief Financial Officer (Principal Accounting and Financial Officer)