Form 10-Q/A
period 2009-04-30
PUREDEPTH, INC.
filed 2009-12-18
CIK 1281108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

Explanatory Note:

The undersigned hereby amends its Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (the “Quarterly Report”) in order to amend and restate Item 5 of Part II (Other Information) for the purpose of clarifying the disclosed terms of Amendment No. 2 to the Exclusive Sales and Distribution License (the “Amendment”) with SANYO Sales and Marketing Corporation and SANYO Electric System Solutions Co., LTD., dated December 15, 2005.

The undersigned additionally amends its Quarterly Report in order to delete and replace the redacted version of the Amendment, previously filed with the Quarterly Report as Exhibit 10.42, with a revised redacted version of such agreement, filed with this Amendment No. 1 as Exhibit 10.42, for which confidential treatment has been requested as to certain portions of the exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.

Except as described above, no changes have been made to the Quarterly Report as originally filed. This Amendment No. 1 continues to speak as of the original date the original Quarterly Report was filed and does not reflect events occurring after the filing of the Quarterly Report as originally filed, or modify or update those disclosures affected by subsequent events.

PART II OTHER INFORMATION

Item 5 – Other Information

On May 29, 2008, we entered into an Amendment No. 2 to the Exclusive Sales and Distribution License (  the "Amendment") with SANYO Sales and Marketing Corporation and SANYO Electric System Solutions Co., LTD. (collectively, "SANYO"), dated December 15, 2005.

Among other amendments, the term of the contract has been modified; the markets in which SANYO has authority to sell has been modified to make them non-exclusive, provided that SANYO is granted exclusive rights to sell MLD enabled products to certain named customers; and the royalty rates and certain related terms have been modified.

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

PUREDEPTH, INC.

Date: December 18, 2009	By:	/s/ Andrew L. Wood
Mr. Andrew L. Wood Chief Executive Officer and Director

Date: December 18, 2009	By:	/s/ Joseph A. Moran
Mr. Joseph A. Moran Chief Financial Officer (Principal Accounting and Financial Officer)

Index to Exhibits Filed with this Report

(a) Exhibits

Exhibit No.	Description

10.42	Amendment no 2. to Exclusive Sales and Distribution License Agreement by and among the Company, Sanyo Sales and Marketing Corporation and SANYO Electric System Solutions Co., Ltd. (++)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.